Form 10-Q
period 1995-06-30
TAURUS PETROLEUM INC
filed 1995-08-15
CIK 225926

FORM 10-Q



	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549
	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


(x) 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
    	Exchange Act of 1934

	OR

( )   	Transition report pursuant to Section 13 or 15(d) of the Securities
      	Exchange Act of 1934



For Quarter Ended June 30, 1995                 Commission File Number 0-8835


                TAURUS PETROLEUM, INC.
(Exact name of registrant as specified in its charter)

            COLORADO                                                 84-0736215
(State or other jurisdiction of                                  IRS Employer
incorporation or organization)                                Identification No.


10100 Reunion Place, Suite 630, San Antonio, TX.                        78216
  (Address of Principal Executive offices)                            (Zip Code)

                       (210) 525-1599
(Registrant's telephone number, including area code)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [ ]

As of August 10, 1995, 59,954,042 shares of the registrant's Common Stock were outstanding.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                      	June 30, 	  September 30,
          	                                               1995   	      1994
                                                       Unaudited
ASSETS
 Current assets:
Cash and cash equivalents	                            $    3,507  	 $    900
   	Accounts receivables                                 	49,119 	    58,161
Other current assets                     	                18,575 	    24,892
                                                      __________    ________
                                                        	 71,201 	    83,953
Property and equipment, at cost
   	successful efforts method                         	2,199,326 	 2,263,568
 	Less accumulated depreciation and
	           depletion    	                            (1,885,881)	(1,898,494)
                                                      ___________ ___________
	   Net property and equipment                          	313,445    	365,074

                                                      ___________ ___________
                                                      	$ 384,646 	$  449,027
                                                      ----------- -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable                                    	$  126,159 	$   92,690
	Notes payable related parties                           	26,061  	   14,892
	Undistributed oil and gas sales	                         21,427     	28,291
	Other current liabilities	                                7,357         687
                                                      ___________ __________

	    Total current liabilities                          	181,004    	136,560

Long term liabilities:
	Notes payable related parties	                          101,454	    112,623

Stockholders' equity:
	Common stock                                            	60,307     	60,307
	Additional paid-in capital     	                      3,082,328  	3,082,328
	Accumulated deficit                                 	(2,957,874)	(2,860,218)
	Treasury stock                                      	   (82,573)	   (82,573)
                                                      ___________ ___________

	  Total stockholders' equity	                           102,188 	   199,844
                                                      ___________ ___________

Total liabilities and stockholders' equity           	$  384,646 	$  449,027
                                                      ----------- -----------

See accompanying Notes to Consolidated Financial Statements.


TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                     		      Three Months Ended    		    Nine Months Ended
                                   June 30,         	        	June 30,
                          	    1995    	    1994    	     1995   	     1994
Operating Revenue:
Oil and Gas sales          	$ 38,050    	$ 69,882    	$117,210 	   $186,866
  Administrative overhead
   and management fees         2,382 	      2,502 	      7,146 	      8,650
                            ________     ________     ________     ________

                             	40,432     	 72,384     	124,356     	195,516
Cost and Expenses:
  Lease operating,
   including taxes           	25,899 	     26,475     	 98,836     	 89,660
  Intangible drilling costs      -          	-  	       11,146 	        -
  Depreciation and depletion 	10,095       12,046      	30,285      	36,134
  General and administrative 	43,003      	38,210    		121,888      124,998
	                           ________     ________     ________     ________
                              78,997 	     76,731 	    262,155 	    250,792
                            ________     ________     ________     ________
   Loss from operations     	(38,565)	    ( 4,347)   	(137,799)	    (55,276)

Other income (expense)
   Interest Expense      	    (2,295)	     (2,011      	(8,135)	     (5,706)
   Gain on sale of property
     and equipment     	      48,278 	       -   	       48,278 	        -
   Other                         -   	       1 	            -            4
                            ________     ________      ________    ________

    Net gain (loss)         	$ 7,418    $ ( 6,357)	   $ (97,656)	  $ (60,978)
                            --------    ----------    ----------   ----------

Net gain (loss)per
    common share 	           $   *     	$     *    	  $    *    	  $    *
                            --------    ----------    ----------   ----------
Weighted average number of
  common shares outstanding 60,307,749	 59,954,042 	 60,307,749 	 59,954,042
                            ----------  ----------   ----------   ----------

  *   Net loss per common share is less than one cent.
See accompanying Notes to Consolidated Financial Statement

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                 		Nine Months ended
                                                      		June 30,
                                              	    1995     	    1994
Cash flows from operating activities:
    Net loss                     	            $  (97,656)	  $  (60,978)
Adjustments to reconcile net
loss to net cash used in
   operating activities:
  Depreciation and depletion                     	30,285       	36,134
  (Gain) loss from sales of property
   and equipment           	                     (48,278)	        -
  Purchased property interest for
   accounts receivable        	                      -        	 11,472
  Decrease (increase) in
   accounts receivable         	                   9,042     	 (12,147)
  Decrease (increase) in other assets              6,317      	(10,061)
  Increase in accounts payable                	   33,275 	      72,091
                                                 ________      ________
     Net cash used in operating
      activities                                	(67,015)      	13,567

Cash flows from investing activities:
  Proceeds from sale of property
   and equipment                            	     70,000      	   -
  Credits (Additions) to property
   and equipment       	                            (378) 	    (3,248)
                                                 ________     ________
     Net cash provided by (used)
       investing activities    	                  69,622      	(3,248)

Cash flows from financing
 activities:
  Repayment notes payable related parties	           -       	(13,048)
                                                 ________     ________

      Net cash used in financing
      activities   	                                 -    	   (13,048)
                                                 ________     ________

     Net increase (decrease) in cash             	  2,607     	(2,729)

Cash and cash equivalents
  Beginning of period                         	       900 	     7,241
                                                 ________    ________
  End of period                                 	$  3,507   	$  4,512
                                                 --------    --------
Supplemental disclosure of cash
 flow information - cash paid
 during the period for interest               	$    1,464 	$    7,458


See accompanying Notes to Consolidated Financial Statements.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 1995


     General

     The accounting policies followed by Taurus Petroleum, Inc. and Subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the report on Form 10-K filed for the year ended September 30, 1994, which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes with those financial statements for additional details of the Company's financial condition, results of operations and cash flows. All material items disclosed within this report. Any and all adjustments are of a "normal recurring nature".

     In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1995, and the results of its operations and cash flows for the nine month periods ended June 30, 1995 and 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations

     Oil and gas revenue decreased $ 31,882 for the three month period ended June 30, 1995 as compared to the same three month period ended in Fiscal 1994. This decrease in revenue is a result of the sell of one property, declines in production and the recent decline in oil & gas prices.

     Administrative overhead revenue in the third quarter of Fiscal 1995 decreased $ 120 compared to the third quarter of Fiscal 1994. This decrease was primarily due to the plugging of outside operated properties of which Taurus received fees for re-billing. This has resulted in a $ 1,504 decrease for the current nine month period ended June 30, 1995 as compared to the same period in Fiscal 1994.

     Lease operating expenses decreased $ 576 for the three month period as compared to the same period of 1994 but increased $ 9,176 for the same nine month period in 1994. The decrease in this quarter is due to the Company selling one property during this quarter. The increase in the nine month period was due to several outside operated properties undergoing major operational projects.

     The Company's general and administrative expenses increased $ 4,793 for the three month period ended June 30, 1995 and decreased $ 3,110 for the nine month period as compared to the same periods in the prior year. This increase is attributable to franchise taxes being paid in this period along with tax accounting expenses.

     The Company had a net gain of $ 7,418 for the three month period compared to the $ 6,357 loss for the same period of 1994.

     Liquidity and Capital Resources

     The Company's current liabilities exceed current assets. The increase for the nine month period is $57,196. This is a result of an increase in Accounts Payable and a decrease in Accounts Receivable.


     Net cash provided from investing activities equaled $ 69,622 in the month period ended June 30, 1995 as compares to $ 3,248 used for the same period in 1994.

     Current assets decreased by $ 12,752 in the first nine month of Fiscal 1995, mainly due to a decrease in accounts receivable. Cash increased $2,607 for the nine month period.

     The Company's primary source of cash, is from current operations. If needed, cash from the sale of property and equipment will be used to provide cash flow.

     Management is aware that positive steps are needed to grow the Company. Management is pursuing various options to attract capital. The options being considered and pursued include, further infusions of cash and producing oil and gas properties by the controlling shareholders, bank debt secured by the Company's producing oil and gas properties, and acquisitions and mergers with other oil and gas related companies.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDING

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     There were no matters submitted during the third quarter of Fiscal 1994 to a vote of security holders, through the solicitation of proxies or otherwise.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed with this report.

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1994.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAURUS PETROLEUM, INC.


Date: August 10, 1995         By:  /s/ 	Thomas P. McDonnell
                                    	Thomas P. McDonnell, President
                                    	and Treasurer and duly authorized
	signatory on behalf of the Registrant

                               INDEX TO EXHIBITS

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

	Not applicable.

(4) 	Instruments Defining the Rights of Security Holders.

  	The form of Common Stock share certificate (Exhibit 4 to September 30, 1984,
Annual Report on Form 10-K and Articles V, VI, VII and XIV of the Amended
Articles of the Form 10-K for the Fiscal year ended September 30, 1986) is incorporated herein by reference.

(11)	Statement Regarding Computation of Per Share Earnings.  Not applicable.

(15)	Letter Regarding Unaudited Interim Financial Information.  Not applicable.

(16)	Letter Regarding Change in Certifying Accountant.  Not Applicable.

(18)	Letter Regarding Change in Accounting Principles.  Not applicable.

(19)	Previously Unfilled Documents.  Not applicable.

(20)	Report Furnished to Security Holders.  Not applicable.

(23)	Published Report Regarding Matters Submitted to Vote of Security Holders.

	Not applicable.

(24)	Consent of Experts and Counsel.  Not applicable.

(25)	Power of Attorney.  Not applicable.

(28)	Additional Exhibits.  Not applicable.