Form 10-Q/A
period 1995-06-30
TAURUS PETROLEUM INC
filed 1995-09-28
CIK 225926

FORM 10-Q/A



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

TAURUS PETROLEUM, INC.


Date: September 28, 1995        By:  /s/ 	Thomas P. McDonnell
                                    	Thomas P. McDonnell, President
                                    	and Treasurer and duly authorized
	signatory on behalf of the Registrant

                               INDEX TO EXHIBITS

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

	Not applicable.

(4) 	Instruments Defining the Rights of Security Holders.

  	The form of Common Stock share certificate (Exhibit 4 to September 30, 1984,
Annual Report on Form 10-K and Articles V, VI, VII and XIV of the Amended
Articles of the Form 10-K for the Fiscal year ended September 30, 1986) is incorporated herein by reference.

(11)	Statement Regarding Computation of Per Share Earnings.  Not applicable.

(15)	Letter Regarding Unaudited Interim Financial Information.  Not applicable.

(16)	Letter Regarding Change in Certifying Accountant.  Not Applicable.

(18)	Letter Regarding Change in Accounting Principles.  Not applicable.

(19)	Previously Unfilled Documents.  Not applicable.

(20)	Report Furnished to Security Holders.  Not applicable.

(23)	Published Report Regarding Matters Submitted to Vote of Security Holders.

	Not applicable.

(24)	Consent of Experts and Counsel.  Not applicable.

(25)	Power of Attorney.  Not applicable.

(27)  Financial Data Schedule

(28)	Additional Exhibits.  Not applicable.