Form 10-K
period 1995-09-30
TAURUS PETROLEUM INC
filed 1996-01-12
CIK 225926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                        FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal year ended September 30, 1995

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-8835

                            TAURUS PETROLEUM, INC.
              (Exact name of registrant as specified in its charter)


           Colorado                                         84-0736215
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

     10100 Reunion Place, Suite 630, San Antonio, Texas             78216
         (Address of Principal Executive offices)                (Zip Code)


Registrant's telephone number, including area code:          (210) 525-1599


Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                               Common Stock, $0.001 par value
                                        (Title of class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  [X]          No  [  ]

The aggregate market value as of December 15, 1995, of voting stock held by non_affiliates of the registrant (based upon the average bid and asked price) was $105,166.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                           Yes  [X]              No  [  ]

As of December 15, 1995, 59,954,042 shares of the registrant's Common Stock were outstanding.

PART I.
ITEM L. BUSINESS

GENERAL DEVELOPMENT OF THE COMPANY

      Taurus Petroleum, Inc. ("TPI" or the "Company") is an independent oil and gas exploration, development and production company with headquarters in San Antonio, Texas. In April, 1977 Taurus Oil Corporation was organized in Colorado. In November, 1984 Taurus Oil Corporation and The Methane Gas Company were merged into TPI under Chapter 11 of the Bankruptcy Reform Act of 1978, as amended. In January, 1987 TPI acquired Ridgeway Exco, Inc. as a wholly owned subsidiary. TPI owns interest in 67 productive oil and gas wells located in Texas, Louisiana, Wyoming, Oklahoma, and Montana, and operates 39 of the wells.

      TPI sold 1 well during fiscal 1995.

Financial Information about Industry Segments

      The Company is engaged solely in the oil and gas exploration and production business in the continental United States. The Company has no other industry segments.

Narrative Description of Business

      The Company was formed to engage in oil and gas exploration and production. TPI occasionally buys and sells, or otherwise acquires, oil and gas leases and participates with others in drilling oil and gas wells. The Company also occasionally buys, sells, or otherwise acquires existing oil and gas production. When crude oil and natural gas are discovered and produced by TPI or its partners, the resulting products are sold at the well head to crude oil purchasers and pipeline companies in the immediate area where production originates.

Markets and Customers

      The principal markets for oil are refineries and crude oil transmission companies which have facilities near TPI's producing properties. The principal markets for gas are companies which have pipelines located near gas producing properties. TPI has purchasers for its present production and does not anticipate difficulty in finding purchasers for any new production; however, the availability of markets for oil and gas and the prices obtained for production depends upon a number of factors beyond TPI's control. Such factors include but are not limited to the availability of pipelines and other means of transportation, Federal and State regulations on the production, transport and sale of oil and gas, weather conditions and gas proration.

      Information relating to major purchasers of the Company's products is included in Note 5 to the Notes to Consolidated Financial Statements included in Item 8.

      There presently exists a steady market for any oil that may be produced by the Company; therefore, the loss of any major oil purchaser would not be detrimental to the Company. The market for oil continues to be volatile, posted prices during the past calendar year have ranged from $ 15.48 to $
18.18 per barrel for West Texas Intermediate, a benchmark price. The posted price for West Texas Intermediate on December 1, 1995 was $16.75 per barrel. During fiscal 1995 the average oil price received by the Company was $ 16.67 per barrel as compared to $14.31 in fiscal 1994 and $14.81 per barrel in fiscal 1993.

  Average gas prices received by the Company decreased to $ 1.35 for fiscal 1995 as compared to $1.76 per MCF for fiscal 1994. The Company had realized a $ 1.81 per MCF average in fiscal 1993. Gas prices stabilized during fiscal 1994 and 1993 as compared to the extremely volatile market in the preceding fiscal year of 1992. On December 1, 1995 January natural gas settled at $ 1.97 per MMBtu. In fiscal 1994 the same contract settled at $1.65 per MMBtu.

Seasonal Nature of Business

      The Company's business may be deemed seasonal to the extent that natural gas demand normally increases during winter months. Also, any operational repairs or enhancements may be curtailed during winter months.

Working Capital

      The Company's working capital are generated primarily from the sale of its oil and gas production and overhead reimbursement. The amount of oil and gas sold is dependent on market conditions, production capacity, weather conditions, and other factors related to extraction of minerals. As of September 30, 1995 the Company had a negative working capital of $ 155,938. The Company's increase in negative working capital is primarily due to the increase in accounts payable to Validus Operating, Inc. for management fees.


Backlog Orders

      The Company does not have any backlog orders.

Government Contracts

      The Company's business is not subject to renegotiation or termination of contracts or subcontracts at the election of the Government.

Competition

      Oil and gas exploration and the acquisition of producing and undeveloped properties is a highly competitive and speculative business. TPI does not hold a significant competitive position in the oil and gas industry. In seeking suitable opportunities TPI competes with a number of other companies, including large oil and gas companies with greater financial resources and technical capabilities. These companies may have a competitive advantage in acquiring suitable properties for exploration, contracting for drilling equipment and hiring qualified personnel.

      TPI's success in increasing its reserves depends on its ability to select, acquire and market suitable drilling prospects or conclude favorable mergers or acquisitions of producing properties.

Governmental Regulation

      The oil and gas industry is subject to extensive Federal and State regulation governing both the conduct of operations and the marketing of hydrocarbons once production is established. Matters which are subject to Federal or State control include permits to drill, the location of wells and limitations on production for conservation. The economics of oil and gas exploration and development are particularly sensitive to changes in tax laws and administrative regulations relating to the petroleum industry, and it is not possible to predict future changes in the laws and their effects on TPI.

Environmental Law Compliance

      The Federal Government and various State governments have laws and regulations regarding the control of contamination of the environment which may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas where pollution may arise, and impose substantial penalties for pollution resulting from drilling operations. Violation of environmental laws and regulations may result in the imposition of fines and, in certain circumstances, the entry of an order for the abatement of the conditions or suspension of the activities giving rise to the violation. Although TPI is subject to these regulations, TPI does not believe its business operations presently impair environmental quality. Compliance with environmental laws could have an adverse effect upon the capital expenditures, earnings and competitive position of TPI. Since inception TPI has not made any material capital expenditures for environmental control facilities and has no plans to do so.

Persons Employed by Registrant

      As of December 15, 1995, the Company had no full-time employees.

Item 2.  Properties

Reserves

      The following table sets forth the estimated quantities of proved reserves for TPI as of September 30, 1995, 1994, and 1993, and the present value of estimated future net revenues from these reserves on a non_escalated basis, discounted by ten percent per year. The estimate of proved reserves and related valuations were determined by an independent petroleum engineering firm.

Proven Reserves
                                           September 30,
                                 1995          1994          1993
____________________________________________________________________
Proved oil reserves (Bbls)      6,203        32,434        24,190
Proved gas reserves (MCF)   1,029,354     1,039,861       980,009
Present value of estimated
Future net revenues          $368,936      $673,720      $706,580
____________________________________________________________________

      For additional information pertaining to the Company's reserves, see
Note 7 to the Notes to Consolidated Financial Statements included in Item 8.

      No estimates of proved oil or gas reserves were filed with or included in reports to any other Federal authority or agency since the beginning of the last fiscal year. The Company's future oil reserves dropped due to the sale of one oil property. The drop in future revenue is due largely to longer life expectancy of current gas wells resulting in more expenses and a very low future gas price estimated at $ 1.23. The January price is currently $ 1.97.

Production

      The table below sets forth information with respect to TPI's producing oil and gas properties for the fiscal years ended September 30, 1995, 1994, and 1993.


Year Ended September              1995       1994      1993
______________________________________________________________
Production
 Oil and condensate (Bbls.)      3,380      5,696     6,285
 Gas (MCF)                      61,227     88,893    90,945
Average sales prices
 Oil and condensate ($/Bbls.)   $16.67     $14.31    $14.81
 Gas ($/MCF)                      1.35       1.76      1.81
Average production cost
($/per equivalent Bbls.)          8.56       5.51      7.37
______________________________________________________________

      Productive wells, developed acreage and undeveloped acreage in which TPI owns interests are located in the United States and consisted of the following as of September 30, 1995:

                                GROSS        NET
__________________________________________________
Oil wells                         37         19.6
Gas wells                         30         17.2
Developed acreage             12,843        4,992
Undeveloped acreage              250         27.6
___________________________________________________

Drilling Activity

       The company participated in the development of a waterflood in Wyoming and rework of outside operated properties.

Delivery Commitments

      The Company is not obligated to provide a fixed or determinable quantity of oil or gas in the future under any contract or agreement.

Item 3.  Legal Proceedings

     No legal proceedings currently exist.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted during the fourth quarter of fiscal 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

Holders

      As of December 15, 1995, there were approximately 5,000 stockholders of record and 59,954,042 shares of TPI's Common Stock, $.001 par value, outstanding.

Dividends

      The Company has never paid dividends on its Common Stock.

Market Information

      The Company's Common Stock is traded on the over-the-counter market and the quotes are carried in the "pink sheets". There are very few trades in the Company's common stock. The following sets forth the range of high and low closing bid prices of the Common Stock from October l, 1993, through November 30, 1995. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                            High               Low
                                          Bid     Ask        Bid      Ask
___________________________________________________________________________

October 1 through November 30, 1995     .001      .02        .001     .02
Quarter ended September 30, 1995        .001      .02        .001     .02
Quarter ended June 30, 1995             .001      .02        .001     .02
Quarter ended March 31, 1995            .001      .02        .001     .02
Quarter ended December 31, 1994         .001      .02        .001     .02
Quarter ended September 30, 1994        .001      .02        .001     .02
Quarter ended June 30, 1994             .001      .02        .001     .02
Quarter ended March 31, 1994            .001      .02        .001     .02
Quarter ended December 31, 1993         .001      .02        .001     .02
_________________________________________________________________________

Item 6.  Selected Financial Data

      The following table includes certain selected financial data of TPI for the fiscal years indicated:

                      1995        1994        1993        1992        1991
___________________________________________________________________________
Operating
 revenue           $151,073    $249,183    $271,441    $315,564    $383,539
Net loss           (137,056)   ( 83,119)   (111,250)   (139,333)   (223,386)
Net loss per
 common share          (.00)       (.00)       (.00)       (.00)       (.01)
Cash dividends
 per common              -           -           -           -           -
 share
Total assets        360,880     449,027     478,847     537,174     607,748
Long_term debt,
 net of current
 portion             92,358     112,623     127,515          -           -
______________________________________________________________________________

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Consolidated net losses were $137,056, $ 83,119 and $111,250 for fiscal 1995, 1994 and 1993, respectively. Operating revenue decreased $ 98,110 during fiscal 1995, and decreased $ 22,258 during fiscal 1994 as compared to fiscal 1993. The decrease in operating revenue in fiscal 1995 was due to the decrease in the price the Company received for its gas along with a reduction in the quantities of oil and gas production due primarily to the natural production decline in the Company's properties and the disposal of one producing property.

      The Company produced 3,380 barrels of oil during fiscal 1995 as compared to 5,696 barrels in fiscal 1994 and 6,285 in fiscal 1993. Gas production in fiscal 1995 was 61,227 MCF as compared to 88,893 MCF in fiscal 1994 and 90,945 MCF in fiscal 1993. The decrease in oil production is due to the aging of the Company's oil properties combined with the continued disposition of wells. The reduction in gas production is attributed to the natural aging of the gas properties. The average price received during fiscal 1995 was $16.67 per barrel, up from the average price per barrel of $14.31 for the prior year.
 The average price received per MCF of gas in fiscal 1995 was $1.35, a decrease of $0.41 as compared to fiscal 1994. The fiscal 1994 price decreased $0.05 to $1.76 from $1.81 received in fiscal 1993.

      Administrative overhead revenue in fiscal 1995 decreased $1,544 compared to fiscal 1994. This decrease is the result of the loss of administrative overhead from properties that have been sold or plugged.

      Lease operating expenses for the Company were $121,043, $117,700 and $163,829 for fiscal 1995, 1994 and 1992, respectively. The increase in 1995 as compared to fiscal 1994 is primarily due to lease operating increases on a waterflood project in Wyoming and a large expenditure for pollution abatement on outside operated properties in Texas.

      The Company's depreciation and depletion ("D&D") expense decreased by $ 7,155 in fiscal 1995 as compared to 1994. The decrease in fiscal 1994 and fiscal 1995 was the result of production volumes being a smaller percentage of reserves .

      The Company's general and administrative expenses decreased by $ 4,319 in fiscal 1995. This decrease is associated with managements continued efforts to reduce expenses.

      Interest expense increased to $10,468 in fiscal 1995 as compared to $ 7,656 and $ 4,369 in fiscal 1994 and 1993, respectively. This is the result of the Company converting a portion of its management fee payable to long-term debt in December of 1992.

      For the fiscal year 1995, the Company sold one property. The Company sold no producing properties in fiscal 1994 and one in fiscal 1993.

Liquidity and Capital Resources

      The Company's current liabilities exceed current assets by $155,938 at September 30, 1995 as compared to a negative working capital of $52,607 at September 30, 1994.

      The Company had a negative cash flow of $103,819 (Net income plus depreciation and depletion) during fiscal 1995 as compared to the negative cash flows of $ 42,727 for fiscal 1994 and $ 51,593 for fiscal 1993. The negative cash flows in fiscal 1995, 1994 and 1993 were funded by loans from its controlling shareholders, existing cash, issuance of Common Stock and sale of one property.

      On December 7, 1992 the Company issued 20,000,000 shares of TPI Common Stock to Validus Operating, Inc. ("Validus") at $.005 per share as consideration for $100,000 of the management fees payable to Validus. In addition, TPI converted a portion of the management fee payable of $99,000 to a long-term note. Also, on September 30, 1993 TPI converted $50,000 of the management fee payable to Validus to long-term note. Validus has represented that it will require payment of future management fees and the notes payable only to the extent of available cash flow of TPI.

       In addition, on December 7, 1992, the Company issued 2,000,000 shares of newly issued TPI Common Stock to Brian Cornish at $.005 per share as consideration for the $10,000 owed to Mr. Cornish.

      The Company's primary source of cash, other than normal operations, has been through the issuance of Common Stock, and if needed, cash from the sale of property and equipment will be used to provide cash flow.

       Management is aware that positive steps are needed to increase the Company's size. Management is pursuing various options to attract capital. The options being considered include, further infusions of cash and producing oil and gas properties by the controlling shareholders, bank debt secured by the Company's producing oil and gas properties, and acquisitions and mergers with other oil and gas producing companies. The Company has also implemented a program managing outside properties for a management fee.

Item 8.  Financial Statements and Supplementary Data

      The information required by this item starts on the next page.

                               TAURUS PETROLEUM, INC.
                                  AND SUBSIDIARIES

                                 Financial Statements

                          Submitted in Response to Item 8
                       for the Year Ended September 30, 1995

                Report of Ernst & Young LLP Independent Auditors


Board of Directors and Stockholders
Taurus Petroleum, Inc.

We have audited the consolidated financial statements of Taurus Petroleum, Inc. and subsidiaries listed in the accompanying index to consolidated financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of Taurus Petroleum, Inc. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Taurus Petroleum, Inc. and subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Taurus Petroleum, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                  ERNST & YOUNG LLP

San Antonio, Texas
January 4, 1996

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
September 30, 1995 and 1994

Assets                                              1995           1994
Current assets:                               ____________   ___________
    Cash and cash equivalents                  $    2,174       $    900
    Accounts receivable:
       Joint interest owners, net of allowance
         for doubtful accounts of $17,009 in
         1995 and $13,792 in 1994                   5,650          5,887
       Oil and gas sales                           24,809         52,274
                                                 __________     __________
      Total accounts receivable                    30,459         58,161

    Other current assets                           17,163         24,892
                                                 __________    __________
      Total current assets                         49,796         83,953

Property and equipment, at cost:
    Oil and gas properties, successful
     efforts method (Notes 1 and 7)
       Unproved oil and gas properties             17,285         17,285
       Proved oil and gas properties            2,145,930      2,210,173
    Other                                          36,110         36,110
                                                __________    ___________
                                                2,199,325      2,263,568
    Less accumulated depreciation
       and depletion                            1,888,241      1,898,494
                                                __________   ___________
       Net property and equipment                 311,084        365,074
                                               __________    ___________
Total Assets                                   $  360,880     $  449,027
                                               ___________   ____________
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable-trade                    $   61,000     $   23,090
     Accounts payable-related parties (Note 6)    107,396         69,600
     Current portion of notes payable-related
     parties (Notes 2 and 6)                       21,922         14,892
     Undistributed oil and gas sales               13,451         28,291
     Other current liabilities                      1,965            687
                                                __________    ___________
          Total current liabilities               205,734        136,560

Notes payable-related parties, net of current
 portion (Notes 2 and 6)                           92,358        112,623

Stockholders' equity (Note 4):
  Common Stock, par value $.001; authorized
    200,000,000 shares; issued 60,307,749 shares   60,307         60,307
      in 1995 and in 1994
  Additional paid-in capital                    3,082,328      3,082,328
  Accumulated deficit (since date of
    reorganization in November 1984)           (2,997,274)    (2,860,218)
                                               ____________   ___________

                                                  145,361        282,417
  Less treasury stock, 353,707 shares at cost     (82,573)       (82,573)
                                                 __________   ___________

           Total stockholders' equity              62,788        199,844

                                                ___________    __________
Total liabilities and stockholders' equity      $ 360,880      $ 449,027
                                             _____________   ______________

See accompanying notes to consolidated financial statements.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended September 30, 1995, 1994 and 1993
                                             1995        1994        1993
                                           ______      ______      ______

Operating revenue:
  Oil and gas sales (Note 1)           $ 141,545    $ 238,111   $ 257,671
  Administrative overhead                  9,528       11,072      13,770
                                       __________   _________   _________
                                         151,073      249,183     271,441

Costs and operating expenses:
  Lease operating, including taxes       121,043      117,700     163,829
  Depreciation and depletion              33,237       40,392      59,657
  General and administrative              33,558       37,877      47,830
  Management agreement (Note 6)          120,000      120,000     120,000
  Bad debt provision                       8,811        8,681        -
                                       __________  __________  __________

                                         316,649      324,650     391,316
                                       __________  __________  __________

         Loss from operations           (165,576)     (75,467)   (119,875)

Other income (expense):
  Interest expense                       (10,468)      (7,656)     (4,369)
  Gain on sale of property
      and equipment                       37,723         -          6,750
  Other                                    1,265          4         6,244
                                       __________  __________  __________
                                          28,520       (7,652)      8,625

         Net loss                     $ (137,056)   $ (83,119)  $(111,250)
                                       ___________ ___________ ___________
Net loss per common share               $   (.00)    $   (.00)   $   (.00)
Weighted average number of             ___________ ___________ ___________
    common shares outstanding          59,954,042   59,954,042  55,915,685
                                      ___________ ___________  ___________

See accompanying notes to consolidated financial statements.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

Years Ended September 30, 1995, 1994 and 1993

                                                Addi-                                     Total
                                                tional                         Less       stock_
                           Common Stock         paid-in        Accumulated     treasury   holders'
                        Shares       Amount     capital        deficit         stock      equity
Balances, Sep-
tember 30, 1992        38,307,749   $ 38,307   $ 2,994,328  ($2,665,849)    ($ 82,573)   $ 284,213

Common Stock
issued for reduction
 of Accounts Payable   22,000,000     22,000        88,000         -             -         110,000
                       __________  __________  ____________  ____________  ___________ ___________
Net Loss                     -          -             -      (  111,250)         -        (111,250)

Balances, Septem-
  ber 30, 1993         60,307,749   $ 60,307   $ 3,082,328  $(2,777,099)    $ (82,573)   $ 282,963

Net loss                     -          -             -         (83,119)         -         (83,119)
                      ___________  __________  ___________  _____________  ___________  ____________
Balances Septem-
  ber 30, 1994         60,307,749   $ 60,307   $ 3,082,328  $(2,860,218)    $ (82,573)  $ 199,844

Net Loss                     -          -             -        (137,056)         -       (137,056)
                      ___________  ___________  __________  ____________   ___________  ____________
Balance, Septem-
  ber 30, 1995         60,307,749   $ 60,307   $ 3,082,328  $(2,997,274)    $ (82,573)  $  62,788
                      ___________  ___________  __________  ____________   ___________  ____________

See accompanying notes to consolidated financial statements.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 1995, 1994 and 1993
                                               1995         1994        1993
                                               _____        _____       _____
Cash flows from operating activities:
  Net loss                                 $(137,056)   $ (83,119)  $(111,250)
  Adjustments to reconcile net loss
   to net cash used in operations:
     Depreciation and depletion               33,237       40,392      59,657
     Gain from sale of property
     and equipment                           (37,723)        -         (6,750)
     Bad debt provision                        3,217        8,681        -
     Other changes in current assets and
       liabilities relating to operations     94,358       52,660      56,577
                                            _________   _________   _________
   Net cash provided by (used in)
      operating activities                   (43,967)      18,614      (1,766)
Cash flows from investing activities:
  Proceeds from sale of property
     and equipment                            70,000         -          6,750
  Capital expenditures                       (11,524)      (3,470 )      -
                                            __________   _________   _________
    Net cash provided by (used in)
     investing activities                     58,476       (3,470)      6,750
Cash flows from financing activities:
  Note payments                              (13,235)     (21,485)       -
                                           ___________   __________   ________
    Net cash (used in)
     financing activities                    (13,235)     (21,485)       -
                                           ___________   __________   ________
     Net increase (decrease) in cash           1,274       (6,341)      4,984
Cash and cash equivalents:

  Beginning of year                              900        7,241       2,257
                                            _________   _________    _________
  End of year                               $  2,174     $    900    $  7,241
                                         ____________  __________  ___________
Supplemental disclosure of cash
  flow information-
        Cash paid during the
        year for interest                   $  9,190     $ 11,963       $  63
Supplemental schedule of noncash
  investing and financing activities:
    Conversion of accounts payable
       to common stock                       $  -         $  -      $ 110,000
    Conversion of accounts payable
       to note payable                       $  -         $  -      $ 149,000
    Purchase of oil and gas properties
      for reduction in accounts receivable   $  -        $ 11,490     $  -

See accompanying notes to consolidated financial statements.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 1995, 1994 and 1993

(1)Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Taurus Petroleum, Inc. ("TPI" or the "Company") and its wholly owned subsidiaries. The Company's only significant subsidiary is Ridgeway Exco, Inc. ("Ridgeway"). All intercompany balances and transactions have been eliminated in consolidation.

These financial statements have been prepared on the "going concern" basis, which presumes that the (Company) will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company's continuation as a "going concern" is dependent on the establishment of profitable operations, and upon either the continued financial support of the principal shareholder or upon the ability of the Company to raise additional capital. Management is pursuing various options to attrect capital, including infusions of cash and producing oil and gas properties and mergers. The outcome of these matters cannot be predicted at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under this method of accounting, all property acquisition costs and well costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well will be productive. If any exploratory well is nonproductive, the capitalized costs of drilling the well, net of any salvage value, are charged to expense. The cost of development wells are capitalized, whether the well is productive or nonproductive. Unproved properties are assessed periodically to determine whether there has been a decline in value, and if such decline is indicated, a loss is recognized.
Geological and geophysical costs and the costs of carrying and retaining undeveloped properties, including delay rentals, are expensed as incurred.

Depreciation and depletion are computed separately on each individual prospect. Proved property leasehold and mineral rights are depleted on the unit-of-production method over the estimated total proved reserves of the individual prospects. Completed well costs are depreciated on the unit-of-production method over the estimated proved developed reserves of each well.

The Company uses the present value of net revenue from proved oil and gas reserves, based on constant prices in assessing the recorded net investment in proved oil and gas properties.

Depreciation of other property and equipment is computed on the straight line method over estimated useful lives ranging from 5 to 10 years.

Federal Income Taxes

The Company records income taxes under Financial Accounting Standards Board Statement No. 109 using the liability method (See Note 3). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

     Loss Per Common Share

     Loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding during the respective periods.

Cash Equivalents

For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Oil and Gas Sales

The Company recognizes revenue for its oil and gas sales when produced and delivered to the purchaser.

Sale or Disposition of Oil and Gas Properties

Gain or loss at time of the disposition is determined on an individual property basis.

Gas Balancing

The Company recognizes the sale of gas when the gas is produced and delivered to the purchaser. At this time the Company's exposure with respect to gas imbalances is minimal. The Company has no gas imbalance situations involving its operated properties. Outside operated properties may have gas imbalance situations. However, if present, the effect to the Company would be minimal, due to the Company's small ownership in outside operated properties.

(2)Notes Payable

Notes payable consist of unsecured notes in the original amounts of $99,000 and $50,000 due in monthly installments through 2002 and 2004 respectively. The notes are payable to Validus Operating, Inc. and bear interest at the prime rate, six and one half percent at September 30, 1995. See note 6 for additional information regarding payment terms.

At September 30, 1995, maturities of the notes during each of the next four years amount to approximately $14,900.

(3)Income Taxes

Effective October l, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated. There was no cumulative effect of adopting Statement No. 109 as of October 1, 1992.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no significant temporary differences.

Deferred tax assets consist of the Company's net operating losses. Due to past operating losses and the probable limitations on the future use of the operating loss carryforwards as discussed below, a valuation allowance to offset the deferred tax assets has been established at September 30, 1995.

The Company has combined net operating loss (NOL) carryforwards to fiscal year ending September 30, 1996, for Federal income tax purposes of approximately $6,625,000. Approximately $2,710,000 of TPI's NOL carryforwards and $14,000 of unused investment tax credits relate to the period prior to November 19, 1984, the date of reorganization. In the year these benefits are utilized, the benefit will be accounted for as a credit to stockholders' equity. NOLs existing at July 15, 1987, approximately $5,325,000, including approximately $2,000,000 relating to Ridgeway prior to its acquisition by TPI are limited due to Section 382 of the Internal Revenue Code (the Code) as revised by the Tax Reform Act of 1986. Section 382 limits the amount of combined carryforwards which can be utilized to approximately $100,000 per year. Although additional common stock has been issued, management believes that the NOLs arising after July 15, 1987, of approximately $1,300,000 are currently not subject to the
Section 382 limitation. Should it be determined that an ownership change has occurred, a further limitation on the utilization of the Company's NOL will occur. The Ridgeway NOL's are also subject to the separate return limitation years rule. The remainder of the NOL carryforwards not utilized to offset future taxable income will expire at various dates through 2008.

The Company also has combined unused investment tax credits of approximately $14,327. These credits are subject to certain limitations as set forth in
Section 382 of the Code. If the investment tax credit carryforwards are not utilized, they will expire at various dates between 1995 and 2000.


(4)Stock Options and Compensation

On April 24, 1986, the Board of Directors of TPI adopted the 1986 Incentive Stock Option Plan (the "Option Plan"), reserving 500,000 shares for issuance under the Option Plan. Under the Option Plan, the Board of Directors may grant options to the officers and key employees of TPI and its subsidiaries. As of September 30, 1991 all options granted under this plan have expired. At September 30, 1995, options to purchase 500,000 shares remain available for grant under the Plan.

(5)Major Customers

Sales to individual customers which as a percentage of total revenue exceeded 10% were as follows:

                                                   Years Ended September 30,
Customer                                           1995      1994     1993
________                                           __________________________
Detroit of Texas (Gulf Coast Pipeline)              44%       55%      40%
Enron Oil Trading & Transportation(EOTT)            17%       24%      20%
Longhorn Production                                 10%       11%       6%
Citizen National Gas Company                         5%        7%      12%


(6)Related Party Transactions

Brian E. Cornish and Associates ("BECA"), an investment company controlled by Brian E. Cornish, advanced $10,000 to TPI in April, 1990. On December 7, 1992 the Company issued 2,000,000 shares of Common Stock at $.005 to Brian E. Cornish in consideration for the amount owed.

TPI is operated by Validus Operating, Inc. (Validus) under a Management Agreement, which was originally effective April 1, 1990, and has been extended through January 31, 1996. Under the terms of this agreement, Validus is entitled $10,000 per month for its services. Validus is an oil and gas operating company controlled by Thomas P. McDonnell ("McDonnell").
Mr. McDonnell a principal shareholder of TPI, currently serves as a member of the Board of Directors and is Chief Operating Officer, President, and Treasurer of TPI. On December 7, 1992, the Company issued 20,000,000 shares of TPI
Common Stock to Validus at $.005 per share as consideration for $100,000 of the management fees payable to Validus. In addition, TPI converted the remaining management fee payable at September 30, 1992 of $99,000 to a long_term note payable. Also on September 30, 1993 TPI converted an additional $50,000 of management fee payable to a long_term note payable. Validus has represented that it will require payment of future management fees, notes payable and accounts payable to related parties only to the extent of available cash flow.

(7)Disclosures About Oil and Gas Producing Activities

At September 30, 1995 and 1994, capitalized costs and the accumulated depreciation and depletion relating to the Company's oil and gas producing activities, all of which are in the United States, were as follows:

                                                 1995            1994
                                               ________       _________
Unproved oil and gas properties             $  17,285       $  17,285
Proved oil and gas properties               2,145,930       2,210,173
Accumulated depreciation
         and depletion                     (1,852,579 )    (1,862,961)
                                          _____________    ____________
Net capitalized costs                     $   310,636      $  364,497
                                           _____________   ____________

Costs incurred, capitalized and expensed in connection with oil and gas producing activities for the years ended September 30, 1995, 1994, and 1993 were as follows:


                                            1995         1994         1993
                                            _____        _____        _____
Property acquisition costs:
         Proved                          $ 11,524    $  14,960          -
         Unproved                            -            -             -
Exploration costs                            -            -             -
Depreciation and depletion                $33,107    $  40,148      $ 58,796

Results of operations from oil and gas producing activities for the years ended September 30, 1995, 1994, and 1993 were as follows:

                                          1995          1994          1993
                                         _____         _____         _____
Oil and gas sales                    $ 141,545     $ 238,111     $ 257,671
Lease operating costs                 (121,043)     (117,700)     (163,829)
Depreciation and depletion            ( 33,107)      (40,148)      (58,769)
General and administrative             (16,779)      (18,930)      (23,915)
Results of operations for producing
    activities, excluding corporate
                                      ___________   __________    __________
       overhead and interest expense  $ (28,384)    $ 61,333      $ 11,158
                                    _____________  ___________  ____________

No income taxes are reflected in the above table due to the effect of tax credits and loss carryforwards related to oil and gas producing activities.

A summary of changes in quantities of proved oil and gas reserves for the years ended September 30, 1995, 1994, and 1993 is as follows (all reserves are proved developed) (unaudited):

                                                     Gas           Oil
                                                    (MCF)         (Bbls.)
                                                  ________        _______

Balances, September 30, 1992                       971,815        35,002

Revisions to previous estimates                     99,139        (4,527)
Production                                         (90,945)       (6,285)
                                                 __________      __________
Balances, September 30, 1993                       980,009        24,190

Revisions to previous estimates                    147,745        13,940
Production                                         (88,893)       (5,696)
                                                 __________      _________
Balances, September 30, 1994                      1,038,861       32,434

Revisions to previous estimates                      51,720       (9,276)
Sales of Reserves in Place                             -         (13,575)
Production                                          (61,227)      (3,380)
                                                ___________      _________
Balances, September 30, 1995                      1,029,354        6,203
                                              ______________   _____________

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at September 30, 1995, 1994, and 1993 are as follows (unaudited):

                                      1995            1994           1993
                                     _____           _____          _____

Future cash inflows             $ 1,355,556      $2,083,032     $2,092,353
Future production and
   development costs             (  648,945)     (  885,995)     ( 875,035)
                                ____________      ____________  ____________
      Future net cash flows         706,611       1,197,037      1,217,318

10% annual discount for
     estimated timing of
        cash flows                  337,675         523,317        510,738
                                ____________      ____________  ____________
Standardized measure of
     discounted future
         net cash flows          $  368,936      $  673,720    $   706,580
                               _____________   ______________  _____________

The changes in the standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the years ended September 30, 1995, 1994, and 1993 are as follows (unaudited):

                                               1995         1994         1993
                                             ______       ______       ______
Sales of oil and gas produced,
    net of production costs              $  (20,502)   $ (120,411)   $ (93,842)
Net change in prices and
    production costs                        (222,080)     (64,8440)    (32,664)
Revisions of previous quantity estimates    (  1,400)      116,911      67,005
Sales of reserves in place                    84,000          -           -
Net change in discount                       185,642       (12,579)      2,439
   Other                                    (162,444)       48,063        -
                                           __________    __________  _________
           Net increase (decrease)          (304,784)      (32,860)    (57,062)

Beginning of period                          673,720       706,580     763,642
                                           __________   ___________  _________
End of period                             $  368,936     $ 673,720   $ 706,580
                                        ____________   ___________ ___________

The estimate of proved reserves and related valuations for 1995, 1994 and 1993 were determined by an independent petroleum engineering firm. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were presented in accordance with the provisions of Statement of Financial Accounting Standard No. 69. The standardized measure does not purport to represent the fair market value of the Company's proved oil and gas reserves. An estimate of fair market value would also take into account, among other factors, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates. Under the standardized measure future cash inflows were computed by applying year-end prices to estimated future production of year_end reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year_end, based on year_end costs and assuming continuation of existing economic conditions.
No future income taxes are reflected due to the effect of tax credits and loss carryforwards related to oil and gas producing activities. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

      Each director elected at the 1995 annual meeting will hold office until the next annual meeting and until a successor is elected and qualified.

      The following table provides information with respect to all directors of the Company and all persons nominated to become directors:


   Nominee, Positions with TPI
      Principal Occupation               Age     Term as Director
_______________________________          ____     _________________________

BRIAN E. CORNISH - Chairman and Chief     56    August 13, 1987 - present (1)
Executive Officer of TPI; Geologist
and Managing Director of B.E. Cornish
& Associates Pty. Ltd., Chairman and
Managing Director of Cornwall Resource
Corporation N.L.

DAVID S. CROCKETT,JR., - Director,        51    July 12, 1988 - present (2)
Secretary of TPI; President of David S.
Crockett & Co., Certified Public
Accountants

CHRISTOPHER N. CURNOW - Director          50    November 19, 1987 - present (3)
and Vice President, Exploration of
TPI; Director-Operations of Cornwall
Resource Corporation N.L. and Chief
Executive Officer of Centaur Petroleum
Pty. Ltd.

THOMAS P. MCDONNELL, - Director, Chief    43     July 11, 1990 - present (4)
Operating Officer, President and Treasurer of TPI; President of Validus Operating,
Inc.; Chairman of Epoch Resources, Inc.




FOOTNOTES to Item 10:

(1) Mr. Cornish was elected to the Board of Directors on August 13, 1987, pursuant to Stock Purchase Agreements executed by the Company and the Cornwall Group.

(2) Mr. Crockett was elected to the Board of Directors on July 12, 1988, pursuant to Stock Purchase Agreements executed by the Company and the Cornwall Group. Elected by the Board of Directors as Secretary effective September 30, 1992.

(3) Mr. Curnow was elected to the Board of Directors on November 19, 1987, pursuant to Stock Purchase Agreements executed by the Company and the Cornwall Group.

(4) Mr. McDonnell was elected to the Board of Directors on July 11, 1990 pursuant to Stock Purchase Agreements executed by the Company and Mr. McDonnell.

Identification of Executive Officers

      Each executive officer elected at the 1995 annual meeting of directors will hold office until the next annual meeting of directors and until a successor is elected and qualified.

      The following table provides information with respect to all executive officers of the Company and all persons chosen to become executive officers:


Name                    Age
______________         _____
Brian E. Cornish         56   Chairman of the Board and Chief Executive Officer

Thomas P. McDonnell      43   Chief Operating Officer, President, and Treasurer

Christopher N. Curnow    50   Director and Vice President, Exploration

David S. Crockett        51   Secretary



     Business Experience

     Brian E. Cornish was elected to the Board of Directors on August 13, 1987, and became Chairman of the Board on July 12, 1988. Effective January l, 1989, Mr. Cornish became Chairman of the Board and Chief Executive Officer of the Company. Mr. Cornish is a practicing petroleum geologist who graduated from the University of Adelaide in Economic Geology in 1960. He subsequently has gained wide experience in resource exploration both in the Australian and international oil exploration industry which included a number of years with The Superior Oil Co. Group. He has been a consulting geologist to a number of resource oriented corporations. Mr. Cornish is an active member of a number of professional petroleum and mineral organizations both in Australia and the United States. Since 1967 he has been the Geologist and Managing Director of B.E. Cornish & Associates Pty. Ltd., geological and technical consultants, of Sydney, Australia. Mr. Cornish is Chairman and Managing Director of both Cornwall Resource Corporation N.L. and its wholly owned subsidiary CPC Petroleum Corporation N.L. of Sydney.

      Thomas P. McDonnell was elected to the Board of Directors July 11, 1990. Effective July 11, 1990, Mr. McDonnell was appointed Chief Operating Officer,
President and Treasurer of the Company. Mr. McDonnell is a graduate of the University of Florida, where he received his BS degree in Electrical Engineering in 1975. Mr. McDonnell received an MBA from Corpus Christi State University in 1978. Mr. McDonnell was employed by Schlumberger Offshore Services as a Openhole Logging Engineer from 1975 to 1978. Mr. McDonnell was a District Manager of an Openhole logging District for Birdwell Division of SSC from 1978 to 1980. In 1980 Mr. McDonnell was employed by WENCO Engineering as a Petroleum Engineer. WENCO is an engineering firm specializing in production exploration and reservoir engineering. Mr. McDonnell was involved in reservoir engineering for private companies; however his main position involved supervising exploration and development. From 1981 to 1987 Mr. McDonnell was employed as President of McDonnell Oil and Gas Consultants, Inc. In this position Mr. McDonnell consulted in the drilling and completion of numerous wells in Oklahoma, Texas and Tennessee. He also operated over 50 wells in the Midcontinent Region. In 1984 Mr. McDonnell formed Validus Operating, Inc. He is the President and Chairman of the Board.

Validus Operating, Inc. is an oil and gas production company with production in Texas, Oklahoma and New Mexico. Along with operating its own properties, Validus Operating, Inc. operates properties as a third party. Mr. McDonnell is also Chairman of the Board of Epoch Resources, Inc. an oil and gas production company with operations in Texas and Oklahoma.

      Christopher N. Curnow was elected to the Board of Directors on November 19, 1987. On December 15, 1988, Mr. Curnow was elected Vice President, Exploration of the Company. Mr. Curnow has over 20 years' experience in the petroleum industry since graduating from the University of Adelaide with a Bachelor of Science (Honors) degree in 1968. Mr. Curnow spent 13 years with Exxon Corporation both in Australia and Canada, the USA, and Malaysia. During these years he gained a wide range of experience in technical, operational and management aspects of the oil industry. Since 1981 Mr. Curnow has been a consultant specializing in the management and technical supervision of oil and gas activities of several Australian companies. Mr. Curnow has been associated with Cornwall Resource Corporation N.L. since January 1986 and has been responsible for the management of the petroleum interests of the Cornwall Group of Companies. Since 1982 Mr. Curnow has been Chief Executive Officer of Centaur Petroleum Pty. Ltd., a company engaged in oil exploration in Australia. Mr. Curnow is a Director of Cornwall Resource Corporation N.L. of Sydney, Australia.

      David S. Crockett, Jr. was elected to the Board of Directors on July 12, 1988. On September 30, 1992 Mr. Crockett was elected Secretary of the Company. Mr. Crockett has been President of David S. Crockett & Co., certified public accountants, since July 1972. Since April 1983 Mr. Crockett has been Assistant Treasurer, and since May 1984 Vice President of Stonetex Oil Corp.


Item 11. Executive Compensation

      During the last fiscal year no executive officer received any cash compensation.

      During the last fiscal year no options were granted to or exercised by any executive officers of the Company.


Compensation Pursuant to Plans

      1986 Incentive Stock Option Plan

      The 1986 Incentive Stock Option Plan initially reserved 500,000 shares of TPI Common Stock for future issuance to its officers and key employees. Under the plan, the Board of Directors may grant options to its officers and key employees of TPI and its subsidiaries. The plan authorizes the granting of options which are (a) nontransferable; (b) exercisable at prices not less than the fair market value of the stock at date of grant; provided, however, that options granted to persons owning more than 10% of the total combined voting power of TPI may not have exercise prices less than 110% of the fair market value of the stock on the date of the grant; and (c) exercisable for periods up to ten years from date of grant. Payment of the exercise price can be paid with shares of TPI valued at the fair market value of such shares at the date of exercise. The plan will terminate on April 24, 1996. There is no minimum holding period before the options can be exercised and the length of the exercise period is at the discretion of the Board of Directors. Options granted to date under the plan have expired. Options to purchase 500,000 TPI shares remain available for grant under the 1986 plan. No options were granted or accrued pursuant to the plan during the last fiscal year. This plan was approved by the Company's stockholders on April 6, 1987.

Compensation of Directors

      Directors receive reimbursement for travel and out_of_pocket expenses incurred while on TPI business or while attending meetings of the Board of Directors. No travel expenses of were incurred by directors during fiscal year 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

      The following table presents information at December 16, 1995, with respect to any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock.

                                           Amount and
Title                                      Nature of
of          Name and Address of            Beneficial        Percent
Class       Beneficial Owner               Ownership         of Class
_______     _______________________        ____________      ___________
Common      Validus Operating, Inc.        20,000,000         33.36%
$.001       10100 Reunion Place            Direct
par value   Suite 630
            San Antonio, Texas 78216

Common      Thomas P. McDonnell            8,262,602          13.78%
$.001       10100 Reunion Place            Direct
par value   Suite 630
            San Antonio, Texas 78216

Common      Centaur Petroleum Pty. Ltd.   11,174,611          18.64%
$.001       12 Winsham Road               Direct
par value   Karrinyup, Australia 6018

Common      Christopher  N. Curnow         4,250,000           7.09%
$.001       12 Winsham Road
par value   Karrinyup, Australia 6018

Common      Brian E. Cornish               6,250,000          10.42%
$.001       Level 17, 168 Walker Street    Direct
par value   North Sydney, NSW, Australia 2060


Security Ownership of Management

     The following table presents information at December 16, 1995, with respect to shares of the Company's Common Stock beneficially owned by the Company's directors and nominees for directors and by all directors and officers of the Company as a group.
                                            Amount and
Title                                       Nature of
of                  Name of                 Beneficial       Percent
Class           Beneficial Owner            Ownership        of Class
_________      _____________________        _____________    __________
Common          Brian E. Cornish            6,250,000        10.42%
$.001                                       Direct
par value

Common          David S. Crockett, Jr.         -               -
$.001
par value

Common          Christopher N. Curnow      15,425,611 (1)    25.73%
$.001                                      Direct &
par value                                  Indirect

Common          Thomas P. McDonnell        28,262,602 (2)    47.14%
$.001                                      Direct &
par value                                  Indirect

Common          All Directors and          49,938,213        83.29%
$.001           officers as a group        Direct or
par value       of four persons            Indirect



FOOTNOTES to Item 12:
[FN]
(1) Includes shares of Centaur Petroleum Pty. Ltd. which is controlled by Christopher N. Curnow.

(2) Includes shares of Validus Operating, Inc. which is wholly_owned by Thomas
P. McDonnell.


Changes in Control

    There are no arrangements known to the Company which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

     Brian E. Cornish and Associates ("BECA") an investment company controlled by Brian E. Cornish, advanced $10,000 to TPI in April, 1990. On December 7, 1992 the Company issued 2,000,000 shares of Common Stock to Brian E. Cornish in consideration for the amount owed.

     TPI is operated by Validus Operating, Inc. under a Management Agreement, which was originally effective April 1, 1990 and has been extended through January 31, 1996. Under the terms of this agreement, Validus will receive $10,000 per month for its services. Validus is an oil and gas operating company controlled by Thomas P. McDonnell. Mr. McDonnell currently serves as a member of the Board of Directors and is Chief Operating Officer, President, and Treasurer of TPI. On December 7, 1992 the Company issued 20,000,000 shares of TPI Common Stock to Validus at $.005 per share as consideration for $100,000 of the management fees payable to Validus. In addition, TPI converted the remaining management fee payable of $99,000 a to long_term note payable. Also on September 30, 1993 TPI converted an additional $50,000 of management fee payable to long_term note payable. The principal of both notes will be amortized over a 10 year period at the prevailing monthly prime rate of interest. Currently the prime rate stands at 6.50 %.

     David Crockett, Jr. is currently a member of the TPI Board of Directors and Corporate Secretary. In addition to his duties as a Director, Mr. Crockett provides consulting services to TPI regarding accounting and financing matters.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8_K

(a)  Index to financial statements covered by report of independent auditors:

     (1) The following financial statements are included in Item 8 in this report:

            i.  Report of Independent Auditors
is included on page 11.

           ii.  Consolidated Balance Sheets as
of September 30, 1995 and 1994 are included on pages 12.

          iii.  Consolidated Statements of
Operations for the years ended September 30, 1995, 1994 and 1993 are included on page 13.

           iv.  Consolidated Statements of
Stockholders' Equity for the years ended September 30, 1995, 1994, and 1993 are included on page 14.

            v.  Consolidated Statements of
Cash Flows for the years ended September 30, 1995, 1994 and 1993 are included on pages 15.

           vi.  Notes to Consolidated
Financial Statements are included on pages 16 through 21.

     (2) The following financial statement schedules are filed as a part of this report:

            i.  Schedule VIII - Valuation and
Qualifying Accounts for the years ended September 30, 1995, 1994 and 1993 are included on page 31.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  Reports on Form 8-K filed through December 23, 1995.

          None

(c) The exhibits listed in the Index of Exhibits included on page 29 and 30 are filed herewith as a part of this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAURUS PETROLEUM, INC.

Date January 9, 1996  By/s/Brian E. Cornish
                      _____________________
                        Brian E. Cornish

Chairman of the Board, Chief

Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant and in the capacity and on the date indicated.


Date January 9, 1996    /s/Thomas P. McDonnell
                        ___________________________________
                        Thomas P. McDonnell
                        President, Chief Operating Officer,
                        and Treasurer



                        Majority of the Board of Directors


Date January 9, 1996     /s/Brian E. Cornish
                         ___________________________________
                         Brian E. Cornish, Director

Date January 9, 1996     /s/Christopher N. Curnow
                         ___________________________________
                         Christopher N. Curnow, Director

Date  January 9, 1996    /s/Thomas P. McDonnell
                         ___________________________________
                         Thomas P. McDonnell, Director

INDEX TO EXHIBITS

(2)    Plan of Acquisition, Reorganization, Arrangement, Liquidation or
Succession.

       Stock Purchase Agreement between Taurus Petroleum, Inc. and Cornwall Petroleum Holdings, Inc. dated July 15, 1987 (Exhibit 2.1 to the Form 8_K dated July 15, 1987, of Taurus Petroleum, Inc.) is incorporated herein by reference. Also included as a part of Exhibit 2.1 are the first pages and signature pages of the Agreements between Taurus Petroleum, Inc. ("TPI") and
B. E. Cornish & Associates, Inc.("Associates") and between TPI and Coolibah Petroleum, Inc.("Coolibah") and pages 1, 13, 21 and 38 of the Agreement between TPI and J.D.C. McLean ("McLean"). All other pages of the Agreement between TPI and Associates, Coolibah and McLean are identical to those of the agreement between TPI and Cornwall Petroleum Holdings, Inc.

(3)    Articles of Incorporation and By-Laws.

       Articles of Amendment to the Articles of Incorporation of Taurus Petroleum, Inc. dated May 26, 1988 (Exhibit 3 to the Form 10-K for the fiscal year ended September 30, 1988) is incorporated herein by reference.

       By-Laws of the Company (Exhibit 3.1 to the Form 10-K for the fiscal year ended September 30, 1985) is incorporated herein by reference.

       Articles of Amendment to the Articles of Incorporation of Taurus Petroleum, Inc. dated June 12, 1986 (Exhibit 3.1 to the Form 10-K for the fiscal year ended September 30, 1986) is incorporated herein by reference.

       Composite Restated Articles of Incorporation as for June 12, 1986, of Taurus Petroleum, Inc. (Exhibit 3.2 to the Form 10-K for the fiscal year ended September 30, 1986) is incorporated herein by reference.

(4)    Instruments Defining the Rights of Security Holders.

       The form of Common Stock share certificate (Exhibit 4 to September 30, 1984, Annual Report on Form 10-K and Articles V, VI, VII and XIV of the Amended Articles of the Form 10-K for the fiscal year ended September 30,
1986) is incorporated herein by reference.

(9)    Voting Trust Agreement.  Not applicable.

(10)   Material Contracts.

       Stock Purchase agreement between Taurus Petroleum, Inc. and Validus Operating, Inc. dated December 7, 1992 (Exhibit (1) of Form 8-K dated December 18, 1992) is incorporated herein by reference.

       Stock Purchase agreement between Taurus Petroleum, Inc. and Brian E. Cornish, dated December 7, 1992 (Exhibit (2) of Form 8-K dated December 18,
1992) is incorporated herein by reference.

       Loan Agreement between Taurus Petroleum, Inc. and Validus Operating, Inc. dated December 7, 1992 (Exhibit (3) of Form 8-K dated December 18, 1992) is incorporated herein by reference.

       Management Agreement between Taurus Petroleum, Inc. and Validus Operating, Inc. dated April 1, 1990 (Exhibit (10) of Form 10-K dated January 4, 1991) is incorporated herein by reference.

       Loan Agreement between Taurus Petroleum, Inc. and Validus Operating, Inc. dated September 30, 1993
(Exhibit (10) of Form 10-K for fiscal year ended September 30, 1993) is incorporated herein by reference.

(11)   Statement Regarding Computation of Per Share Earnings.  Not applicable.

(12)   Statement Regarding Computation of Ratios.  Not applicable.

(13) Annual Report to Security Holders, Form 10-Q, or Quarterly Report to Security Holders. Not applicable.

(16)   Letter Regarding Change in Certifying Accountant.  Not applicable

(18)   Letter Regarding Change in Accounting Principles.  Not applicable.

(19)   Previously Unfiled Documents.  Not applicable.

(22) Subsidiaries of the Registrant. The Company has one significant subsidiary, Ridgeway Exco, Inc., a Colorado corporation.

(23) Published Report Regarding Matters Submitted to Vote of Security Holders. Not applicable.

(24)   Consent of Experts and Counsel.  Not applicable.

(25)   Power of Attorney.  Not applicable.

(28)   Additional Exhibits.  Not applicable.

(29) Information from Reports Furnished to State Insurance Regulatory Authorities. Not applicable.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Valuation and Qualifying Accounts                           Schedule VIII

Years Ended September 30, 1995, 1994 and 1993

                                                         Deductions
                                             Additions   accounts
                                             charged     receivable   Balance
                                Balance at   to costs    written       at
                                beginning    and         off and      end of
            Description         of period    expenses    recoveries   period
           __________________________________________________________________

Year ended September 30, 1995
  Allowance for doubtful
    accounts receivable         $ 13,792     $ 8,811     $ 5,594   $ 17,009
                                _________    ________    ________  _________
Year ended September 30, 1994
  Allowance for doubtful
    accounts receivable         $ 45,143     $ 8,681    $ 40,032   $ 13,792

Year ended September 30, 1993
  Allowance for doubtful
    accounts receivable         $ 45,143     $  -        $  -      $ 45,143
                                _________   _________  __________  _________
