Form 10-Q
period 1995-12-31
TAURUS PETROLEUM INC
filed 1996-02-14
CIK 225926

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

For Quarter Ended December 31, 1995            Commission File Number 0-8835

                               TAURUS PETROLEUM, INC.

              (Exact name of registrant as specified in its charter)

       Colorado                                               84-0736215
(State or other jurisdiction of                            I.R.S. Employer
 incorporation or organization)                           Identification No.

   10100 Reunion Place, Suite 630, San Antonio, Tx.              78216
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

Yes (X)        No ( )

As of January 31, 1996, 59,954,042 shares of the registrant's Common Stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
                                             		December 31, 	    September 30,
		                                                 1995      	         1995
	                                              	Unaudited

Assets

Current assets:
	 Cash and cash equivalents              	  $      1,337  	    $        2,174
 	Accounts receivables                            30,151              	30,459
    	Other current assets              	          32,638      	        17,163
                                           -------------       --------------
      Total current assets                      	 64,126             	 49,796

Property and equipment, at cost
	successful efforts method                    	2,199,325           	2,199,325
 	    Less accum. depr. and depl.	              1,896,07         	  1,888,241
                                           -------------       --------------
	        Net property and equipment             	303,254           	  311,084
                                           _____________	      ______________

Total assets                                	$   367,380       	$     360,880

Liabilities and Stockholders' Equity

Current liabilities:
	Accounts payable                           	$   201,675       	$     168,396
	Notes payable related parties   	                20,688              	21,922
	Undistributed oil and gas sales      	           14,070  	            13,451
   Other current liabilities	                      3,768         	      1,965
                                            ------------        -------------
	    Total current liabilities      	            240,201             	205,734

Long term liabilities:
   Notes payable related parties                	 93,592             	 92,358

Stockholders' equity:
	Common stock                                    	60,307              	60,307
 	Additional paid-in capital              	    3,082,328           	3,082,328
  	Accumulated deficit	                       (3,026,475)         	(2,997,294)
 	Treasury stock                           	     (82,573) 	           (82,573)
                                            -------------       -------------
 	   Total stockholders' equity            	$     33,587       	$      62,788
                                            ------------        -------------
Total liabilities and stockholders' equity 	$    367,380  	     $     360,880
                                            ------------        -------------
See accompanying Notes to Consolidated Financial Statements.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Consolidated Statements Of Operations
(Unaudited)


                                                          Three
                                                       Months Ended
                                                        December 31,

                                               	     1995     	      1994
                                                  ----------      ---------

Operating revenue:
	Oil and gas sales                          	$      46,004   	$    47,278
Administrative overhead
 	and management fees                       	        2,382  	       2,382
                                              ------------     ----------
                                                  	 48,386       	 49,660

Costs and expenses:
	Lease operating,
   	  including taxes                              	27,168        	41,793
	Intangible drilling costs	                           -           	11,146
   	Depreciation and depletion          	            7,830        	10,096
   	General and administrative           	          40,775 	       38,810
                                               -----------     ----------
    Total costs and expenses                 	      75,773   	    101,845
                                               -----------     ----------
	Loss from operations                             	(27,387)	      (58,185)

Other Income (Expenses):
    Interest Expense                              	( 1,814)     	 ( 1,999)
    Other	                                            -              -
                                               ------------    -----------
      Total Other Income (Expenses)	               ( 1,814) 	     ( 1,999)
                                               ------------    -----------
	Net loss                                   	$   (  29,201) 	 $  ( 54,184)
                                              -------------    -----------
Net loss per common share                  	 $        *      	$      *
                                              -------------    -----------
Weighted average number of
	common shares outstanding                   	  60,307,749    	60,307,749
                                              _____________   ____________
  *  Net loss per common share is less than one cent.


See accompanying Notes to Consolidated Financial Statement

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(Unaudited)
                                                                Three
                                                             Months ended
                                                             December 31,
                                       	                 1995    	     1994
                                                     ----------   ----------

Cash flows from operating activities:
	Net loss                                          	$  (29,201)	  $  (54,184)
	Adjustments to reconcile net
 	  loss to net cash provided
 	  by operating activities:
	Depreciation and depletion                            	 7,830       	10,096
	Conversion of accounts payable
     to equity and notes payable       	                  -          	  -
	(Increase) decrease in
	  accounts receivable	                                    308      	  2,736
	(Increase) decrease prepaid expenses	                 (15,475)	       3,642
	Increase (decrease) accounts payable    	              35,701   	    41,430
                                                     ----------    ---------
   Net cash provided by (used in)
    operating activities                               	  (837)     	  3,720

Cash flows from investing activities:
    Capital expenditures	                                 -           (  217)
                                                     ----------    ----------

	Net increase (decrease) in cash                       	  (837)	       3,503

Cash and cash equivalents
	Beginning of period                               	     2,174 	         900
                                                     ----------    ----------
	End of period                                     	$    1,337   	$    4,403

Supplemental disclosure of cash
	flow information - cash paid
 	during the period for interest                   	$     -      	$     -

See accompanying Notes to Consolidated Financial Statement.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
December 31, 1995 and 1994

     General

     The accounting policies followed by Taurus Petroleum, Inc. and Subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the report on Form 10-K filed for the year ended September 30, 1995, which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes with those financial statements for additional details of the Company's financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. Any and all adjustments are of a "normal recurring nature".

     In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of December 31, 1995, and the results of its operations and cash flows for the three month periods ended December 31, 1995 and 1994.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Results of Operations

     Consolidated net losses are $ 29,201 and $ 54,184 for the first quarter of Fiscal 1996 and 1995, respectively. This decrease in net loss is due primarily to the decrease in oil and gas operating expense.

	  Administrative overhead revenue in the first quarter of Fiscal 1996 remained the same compared to the first quarter of Fiscal
1995.


The Company's depreciation and depletion ("D and D") decreased $
2,266. The decrease in the first quarter of Fiscal 1996 was the result of production volumes being a smaller percentage of reserves and the sell of one property last year.

The Company's general and administrative expenses increased $ 1,965 in the first quarter of Fiscal 1996.

       Liquidity and Capital Resources

       The Company's current assets decreased by $ 16,952 as compared to September 30, 1993. This is generally due to the write down of accounts receivable.

       The Company's increase in total current liabilities is due primarily to an increase in accounts payable. This increase is attributed to efforts to increase oil and gas production and postponing payments of management fee's allowing cash flow to be used in the increase of production efforts.

	   The Company's primary source of cash, other than the issuance of Common Stock, has been through the sale of property and equipment. If needed, cash from the sale of property and equipment will be used to provide cash flow.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding

       None.

Item 4.   Submission of Matters to a Vote of Securities Holders

       There were no matters submitted during the first quarter of Fiscal 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

Item 6.   Exhibits and Reports on Form 8-K

(a)   No exhibits are filed with this report.

                               SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TAURUS PETROLEUM, INC.


Date:  February 12, 1996            By: /s/ Thomas P. McDonnell
                                    ---------------------------------------
                                        Thomas P. McDonnell, President
                                        and Treasurer and duly authorized
                                        signatory on behalf of the
                                        Registrant.

                               INDEX TO EXHIBITS

(2)    Plan of Acquisition, Reorganization, Arrangement,
Liquidation or Succession.

       Stock Purchase Agreement between Taurus Petroleum, Inc. and Cornwall Petroleum Holdings, Inc. dated July 15, 1987 (Exhibit 2.1 to the Form 8-K dated July 15, 1987, of Taurus Petroleum, Inc.) is incorporated herein by reference. Also included as a part of
Exhibit 2.1 are the first pages and signature pages of the Agreements between Taurus Petroleum, Inc. ("TPI") and B.E. Cornish & Associates, Inc. ("Associates") and between TPI and Coolibah Petroleum, Inc.("Coolibah") and pages 1, 13, 21 and 38 of the Agreement between TPI and J.D.C. McLean ("McLean"). All other pages of the Agreement between TPI and Associates, Coolibah and McLean are identical to those of the agreement between TPI and Cornwall Petroleum Holdings, Inc.

(4)    Instruments Defining the Rights of Security Holders.

       The form of Common Stock share certificate (Exhibit 4 to September 30, 1984, Annual Report on Form 10-K and Articles V, VI, VII and XIV of the Amended Articles of the Form 10-K for the Fiscal year ended September 30, 1986) is incorporated herein by reference.

(11) Statement Regarding Computation of Per Share Earnings. Earnings per common share have been computed based upon the weighted average number of shares outstanding during the period. Stock options have been excluded from the computation because the effect of such inclusion would be immaterial or antidilutive.

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