Form 10-Q
period 1996-03-31
TAURUS PETROLEUM INC
filed 1996-05-28
CIK 225926

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549
	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


(x) 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
    	Exchange Act of 1934

	OR

( )   	Transition report pursuant to Section 13 or 15(d) of the Securities
      	Exchange Act of 1934



For Quarter Ended March 31, 1996                 Commission File Number 0-8835


                TAURUS PETROLEUM, INC.
(Exact name of registrant as specified in its charter)

            Colorado                                             84-0736215
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                              Identification No.


P. O. Box 790710, San Antonio, Texas                               78279
  (Address of Principal Executive offices)                       (Zip Code)

                                 (210) 497-0300
                (Registrant's telephone number, including area code)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)        No ( )

As of May 13, 1996. 59,954,042 shares of the registrant's Common Stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                              	March 31,     	September 30,
                                              	    1996   	      1995
                                               ----------    ----------
                                               	Unaudited
Assets

Current assets:
	Cash and cash equivalents                   	$    1,110    	$    2,174
 	Accounts receivables                           	41,335        	30,459
  	Other current assets                      	    31,238 	       17,163
                                              ----------     ----------
                                                  73,683        	49,796

Property and equipment, at cost
  	successful efforts method                   	2,199,325     	2,199,325
 	Less accumulated depreciation and
	           depletion    	                      1,901,081 	    1,888,241
	                                              ----------     ----------
    Net property and equipment                   	298,244 	      311,084


                                                	$ 371,927   	$  360,880
                                                ----------    -----------
Liabilities and Stockholders' Equity

Current liabilities:
	Accounts payable                              	$  230,970    	$  168,396
	Notes payable related parties                     	21,922     	   21,922
	Undistributed oil and gas sales	                   13,739 	       13,451
	Other current liabilities          	                5,502 	        1,965
 				                                           ----------     ----------
	    Total current liabilities                    	272,133       	205,734

Long term liabilities:
	Notes payable related parties          	           92,358       	 92,358

Stockholders' equity:
	Common stock                                      	60,307        	60,307
	Additional paid-in capital               	      3,082,328     	3,082,328
	Accumulated deficit                           	(3,052,626)   	(2,997,294)
	Treasury stock                            	       (82,573)   	   (82,573)
                                                -----------    -----------
	  Total stockholders' equity	                       7,436 	       62,788
                                                -----------    -----------
Total liabilities and stockholders' equity	     $  382,822    	$  360,880
                                                -----------    -----------
See accompanying Notes to Consolidated Financial Statements.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Consolidated Statements Of Operations
(Unaudited)
                           		     Three Months Ended       		Six Months Ended
                     		               March 31,             	  	March 31,
                            	    1996    	    1995    	     1996   	     1995
                             ---------     --------      --------      -------
Operating Revenue:
  Oil and Gas sales        	$   42,850   	$   31,882 	 $   88,853  	$   79,160
  Administrative overhead
   and management fees    	      2,382 	       2,382 	      4,764 	      4,764
                            ----------    ----------   ----------   ----------
       	                        45,232 	      34,261     	 93,617     	 83,924
Cost and Expenses:
  Lease operating,
   including taxes             	25,939       	31,144 	     53,107 	     72,937
  Intangible drilling costs	      -            	-        	   -         	11,146
  Depreciation and depletion    	5,010       	10,094 	     12,840      	20,190
  General and administrative    36,127  	     40,075 	     76,901      	78,885
                              --------     ---------   ----------    ---------
                          	     67,076 	      81,313 	    142,248 	    183,158
                              --------     ---------   ----------    ---------
   Loss from operations       	(21,844)	    (47,049)    	(49,231)    	 (99,234)

Other income (expense)
   Interest Expense        	    (2,304)	     (3,841)	     (4,118)	      (5,840)
   Other               	          -  	         -   	        -   	         -
                             ----------   ----------   ----------    ----------

    Net loss                	$ ( 24,148) $  (50,890) 	$  (53,349)   	$(105,074)
                             ----------  -----------  -----------    ----------
Net loss per common share   	$     *    	$     *     	$     *    	   $    *
                             ----------  -----------  -----------    ----------
Weighted average number of
  common shares outstanding	 60,307,749  60,307,749 	 60,307,749  	 60,307,749
                             ----------  ----------   ----------    ----------

  *   Net loss per common share is less than one cent.
See accompanying Notes to Consolidated Financial Statement

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(Unaudited)
                                                    		Six Months ended
                                                        		March 31,
                                               	    1996   	        1995
Cash flows from operating activities:
  Net loss                                    	$  (55,352)     	$ (105,074)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
  Depreciation and depletion                      	12,840          	20,190
  Decrease (increase) in
   accounts receivable                           	(10,876)	          9,975
  Decrease (increase) in other assets            	(14,075)	            337
  Increase in accounts payable                 	   66,399 	         74,897
    Net cash provided by operating
      activities                                  	(1,064)	            325

Cash flows from investing activities:
  Credits (Additions) to property
   and equipment                                    	-  	             (378)

     Net cash used in
       investing activities                      	   -  	             (378)


     Net increase (decrease) in cash             	    (53)	             53

Cash and cash equivalents
  Beginning of period   	                           2,174 	            900
  End of period                               	$    1,110      	$      847

Supplemental disclosure of cash
 flow information - cash paid
 during the period for interest  	            $     1,064      	$    1,033



See accompanying Notes to Consolidated Financial Statements.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
March 31, 1996


     General

     The accounting policies followed by Taurus Petroleum, Inc. and Subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the report on Form 10-K filed for the year ended September 30, 1995, which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes with those financial statements for additional details of the Company's financial condition, results of operations and cash flows. All material items insclosed within this report. Any and all adjustments are of a "normal recurring nature".

     In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1996, and the results of its operations and cash flows for the six month periods ended March 31, 1994 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     Oil and gas revenue increased $ 10,968 for the three month period ended March 31, 1996 as compared to the same three month period ended in Fiscal 1995. This increase in revenue is a result of the recent increase in oil and gas prices. The higher prices are generally reflected in the Company's accruals and have not yet been received as cash.

     Administrative overhead revenue in the second quarter of Fiscal 1996 remained the same compared to the second quarter of Fiscal 1995.

     Lease operating expenses decreased $ 5,205 and $ 19,830 respectively for the three and six month periods ended March 31, 1996 as compared to the same periods in 1995.

     The Company's general and administrative expenses decreased $ 3,948 for the three month period ended March 31, 1996 and decreased $ 1,984 for the six month period ended March 31, 1996 as compared to the same periods in the prior year. This decrease has followed the Company's trend of a continued decrease in ("G and A") for the past several years.

     The Company's net loss decreased $ 26,742 for the three month period and increased $ 51,725 for the six month period ended March 31, 1996 as compared to the same periods of 1995. This increase is the result of decreased revenue and increased expenses.

     Liquidity and Capital Resources

     The Company's current assets increased by $ 23,887 as compared to September 30, 1995. This is primarily due to a decrease in accounts receivable of $ 14,075.

     The Company's increase in total current liabilities is due primarily to an increase in accounts payable. This increase is attributed to efforts to increase oil and gas production and postponing payments of managements fee's allowing cash flow to be used in the increase of production efforts.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding

     None.

Item 4.   Submission of Matters to a Vote of Securities Holders

     There were no matters submitted during the second quarter of Fiscal 1996 to a vote of security holders, through the solicitation of proxies or otherwise.



Item 6.   Exhibits and Reports on Form 8-K

(a)  No exhibits are filed with this report.

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TAURUS PETROLEUM, INC.


Date: May 13, 1996         By:  /s/ 	Thomas P. McDonnell
                                     --------------------------------
                                    	Thomas P. McDonnell, President
                                    	and Treasurer and duly authorized
                                    	signatory on behalf of the Registrant

                                INDEX TO EXHIBITS

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

   	Not applicable.

(4) 	Instruments Defining the Rights of Security Holders.

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