Form 10-Q
period 1996-06-30
TAURUS PETROLEUM INC
filed 1996-08-26
CIK 225926

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


For Quarter Ended June 30, 1996                 Commission File Number 0-8835


                                TAURUS PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)

            Colorado                                       84-0736215
(State or other jurisdiction of                          I.R.S. Employer
incorporation or organization)                         Identification No.


412 N. Sam Houston Pkwy      Houston, TX                            77060
(Address of Principal Executive offices)                         (Zip Code)

                              (713)   445-7755
            (Registrant's telephone number, including area code)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)        No( )

As of August 14, 1996, 59,954,042 shares of the registrant's Common Stock were outstanding.

TAURUS PETROLEUM, INC.
Quarterly Report on Form 10-Q
June 30, 1996

INDEX

                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Consolidated Balance Sheets, June 30, 1996               3
      and September 30, 1995.

      Consolidated Statements of Operations, Three Months      4
      and Nine Months Ended June 30, 1996 and 1995.

       Consolidated Statements of Cash Flows, Nine Months      5
       Ended June 30, 1996 and 1995.

       Notes to Consolidated Financial Statements              6


Item 2  Management's Discussion and Analysis of Financial      6
        Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     7

Item 4.  Submission of Matters to a Vote of Security Holders   7

Item 6.  Exhibits and Reports on Form 8-K                      7

Signatures                                                     8

Index to Exhibits                                              9

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                    June 30,       September 30,
                                                     1996             1995
                                                  Unaudited
AssetsCurrent assets:
   Cash and cash equivalents                   $    4,756         $    2,174
   Accounts receivables                             5,639             30,459
   Other current assets                            24,725             17,163
                                                ----------         ----------
                                                   35,120             49,796

Property and equipment, at cost
    successful efforts method                     393,262          2,199,325
    Less accumulated depreciation and
      depletion                                  (392,812)         1,888,241
    Net property and equipment                        450            311,084
                                                ----------         ----------
                                                $  35,570         $  360,880

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                             $   15,729         $ 168,396
  Notes payable related parties                      -               21,922
  Undistributed oil and gas sales                  (5,994)           13,451
  Other current liabilities                          -                1,965

      Total current liabilities                     9,735           205,734

Long term liabilities:
  Notes payable related parties                      -               92,358

Stockholders' equity:
  Common stock                                     60,307            60,307
  Additional paid-in capital                    3,111,844         3,082,328
  Accumulated deficit                          (3,063,743)       (2,997,294)
  Treasury stock                                  (82,573)          (82,573)

    Total stockholders' equity                     25,835            62,788

Total liabilities and stockholders' equity     $   35,570        $  360,880

See accompanying Notes to Consolidated Financial Statements.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Consolidated Statements Of Operations
(Unaudited)
                                Three Months Ended            Nine Months Ended
                                    June 30,                       June 30,

                               1996           1995           1996         1995

Operating Revenue:
  Oil and Gas sales      $    (6,227)     $  38,050      $  82,626  $  117,210
  Administrative overhead
   and management fees           794          2,382          5,558       7,146
                            --------       --------       --------    --------
                              (5,433)        40,432         88,184     124,356
Cost and Expenses:
  Lease operating,
   including taxes             6,307         25,899         59,414      98,836
  Intangible drilling costs     -              -              -         11,146
  Depreciation and depletion    -            10,095         12,840      30,285
  General and administrative    (623)        43,003         76,278     121,888
                             --------      --------       --------    --------
                               5,684         78,997        148,532     262,155
                             --------      --------       --------    --------
   Loss from operations       (1,117)       (38,565)       (60,348)   (137,799)

Other income (expense)
   Interest Expense            3,635         (2,295)          (482)     (8,135)
   Gain on sale of property
     and equipment              -            48,278           -         48,278
   Other                        -              -                56        -

    Net gain (loss)         $  2,518       $  7,418     $  (60,774)  $ (97,656)
                            --------       --------     -----------  ----------
Net gain (loss) per
  common share              $   *          $   *        $     *      $    *
                            --------       --------     ----------   ----------
Weighted average number
 of common shares
 outstanding              60,307,749     60,307,749     60,307,749  60,307,749

  *   Net loss per common share is less than one cent.
See accompanying Notes to Consolidated Financial Statement

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(Unaudited)

                                                        Nine Months ended
                                                             June 30,
                                                        1996           1995
Cash flows from operating activities:
  Net loss                                          $  (36,953)    $  (97,656)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
  Depreciation and depletion                        (1,888,241)        30,285
  (Gain) loss from sales of property
   and equipment                                          -           (48,278)
   Allowance for bad debt                              (17,009)          -
  Decrease (increase) in
   accounts receivable                                  41,829          9,042
  Decrease (increase) proved and unproved
   properties                                        2,163,215           -
  Decrease (increase) other properties
   & equipment                                          35,660           -
  Decrease (increase) in other assets                   (7,562)         6,317
  Increase in accounts payable                        (288,357)        33,275
    Net cash used in operating
      activities                                         2,582        (67,015)

Cash flows from investing activities:
  Proceeds from sale of property
   and equipment                                          -            70,000
  Credits (Additions) to property
   and equipment                                          -             ( 378 )

     Net cash provided by (used)
       investing activities                               -            69,622
     Net increase (decrease) in cash                     1,518          2,607

Cash and cash equivalents
  Beginning of period                                    2,174            900
                                                      ---------      ---------
  End of period                                     $    4,756     $    3,507
                                                    -----------    -----------
Supplemental disclosure of cash
 flow information - cash paid
 during the period for interest                       $   -          $  1,464

See accompanying Notes to Consolidated Financial Statements.

TAURUS PETROLEUM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
June 30, 1996


     General

     The accounting policies followed by Taurus Petroleum, Inc. and Subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the report on Form 10-K filed for the year ended September 30, 1993, which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes with those financial statements for additional details of the Company's financial condition, results of operations and cash flows. All material items included in those notes have not change except as a result of normal transactions in the interim, or as disclosed within this report. Any and all adjustments are of a "normal recurring nature".

     In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1996, and the results of its operations and cash flows for the nine month periods ended June 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     Oil and Gas revenue decreased to a negative of $ 6,227 for the period ended June 30, 1996. This decrease in revenue is due to adjustment of accruals on properties sold.

     The Company had $ 794 administrative income.

     Lease operator expenses and administrative income both decreased as a result of asset rationalization of oil and gas properties owned by the Company.



     Liquidity and Capital Resources

     Management is aware that positive steps are needed to grow the Company. In an effort to liquidate the liabilities of the Company, the oil and gas properties have been sold or exchanged. Said liabilities exceeded the asset value of the Company.

     Management intends to utilize the Company as a vehicle to acquire other profitable business ventures primarily in the real estate and entertainment industries.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding

     None.

Item 4.   Submission of Matters to a Vote of Securities Holders

     There were no matters submitted during the third quarter of Fiscal 1995 to a vote of security holders, through the solicitation of proxies or otherwise.



Item 6.   Exhibits and Reports on Form 8-K

(a)  No exhibits are filed with this report.

(b)  A Form 8-K has been filed.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAURUS PETROLEUM, INC.


Date: August 21, 1996          By:  /s/   Thomas P. McDonnell
                                          Thomas P. McDonnell, President
                                          and Treasurer and duly authorized
                                          signatory on behalf of the Registrant

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