Form 10KSB
period 1996-12-31
TAURUS PETROLEUM INC
filed 1997-09-29
CIK 225926

______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             _________________

                              FORM 10-KSB
                             _________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934; For the Fiscal Year Ended: September 30, 1996.
                                   OR
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                        Commission File Number: 0-8835
                             TAURUS PETROLEUM, INC.
            (Exact name of registrant as specified in its charter)
             Colorado		                             						84-0736215
     (State or other jurisdiction					                 		(IRS Employer
    of incorporation or organization)	                Identification No.)
                          2016 Main Street, Suite 109
                             Houston, Texas 77002
         (Address of principal executive offices, including zip code)
                              (713) 650-0161
            (Registrant's telephone number, including area code)
                              _________________

Securities registered under Section 12(b) of the Exchange Act:
                                              Name of Each Exchange
Title of Each Class				  		                    on which Registered
 	     	N/A		                                   						 N/A
Securities registered pursuant to 12(g) of the Exchange Act:

                             Title of Each Class
                         Common Stock, $.001 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended September 30, 1996 were $88,340. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 30, 1996, based upon the last reported sales prices on OTC Bulletin Board, was $60,000.00 As of September 19, 1997, there were 60,307,749 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
	                                  N/A
______________________________________________________________________________

TABLE OF CONTENTS


PART I
Item 1.		Business	                                                        3

Item 2.		Properties                                                      	7

Item 3.		Legal Proceedings	                                               7

Item 4.		Submission of Matters to a Vote of Security Holders	             7


PART II

Item 5.		Market for Registrant's Common Equity and Related Stockholder
         Matters                                                         	8


Item 6.		Management's Discussion and Analysis of Financial Condition
         and Results of Operations	                                       9

Item 7.		Financial Statements                                           	11

Item 8.		Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                       	11



PART III

Item 9.		Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of  The Exchange Act	             13

Item 10.	Executive Compensation	                                         15

Item 11.	Security Ownership of Certain Beneficial Owners and Management 	16

Item 12.	Certain Relationships and Related Transactions                 	16

Item 13.	Exhibits and Reports on Form 8-K	                               17

PART I

Item 1.		BUSINESS

Taurus Petroleum, Inc. (the "Company") was organized in 1977, as a Colorado corporation, and was engaged in the oil and gas business until 1996. In November, 1984 Taurus Oil Corporation and The Methane Gas Company were merged into the Company under Chapter 11 of the Bankruptcy Reform Act of 1978, as amended. The Company owned interests in 67 productive oil and gas wells located in Texas, Louisiana, Wyoming, Oklahoma, and Montana, and operated 39 of the wells, until July 1, 1996, when the Company reached an agreement to sell substantially all of its oil and gas assets to its principal stockholder, Thomas P. McDonnell and to Validus Operating, Inc. ("Validus") a corporation wholly owned by Mr. McDonnell. In exchange for the sale of the assets to Mr. McDonnell and Validus, which was the Company's largest creditor, Mr. McDonnell and Validus agreed to assume substantially all of the then existing indebtedness of the Company. As a result of this transaction, the Company may be categorized as being a "clean public shell" at the present time, that is a corporation with a substantial number of stockholders but with only nominal assets and little or no liabilities, which might ultimately be combined with a privately-held business.

In July 1996 SBCA Holdings, Inc. ("SBCA") entered into an agreement to acquire all of the common stock of the Company held individually and/or beneficially by Mr. McDonnell and Validus. SBCA, which is controlled by Stephen E. Fischer, a member of the Board of Directors of the Company and currently the President and Chairman of the Company, acquired a total of 28,262,602 shares from Mr. McDonnell and Validus which represented approximately 47% of the outstanding shares of common stock of the Company. In exchange for the shares of common stock of the Company, SBCA conveyed 17,500 shares of common stock in The Enigma Group, Inc. ("Enigma"), a private Texas corporation, which Mr. Fischer also controlled. The Board of Directors of the Company (other than Mr. McDonnell and Mr. Fischer) determined that the transaction was in the best interest of the Company as the Board of Directors believed that the liabilities assumed by Mr. McDonnell were in excess of the asset value of the oil and gas properties conveyed to him.

Mr. McDonnell is presently a director of the Company although he will not stand for re-election at the Company's next annual stockholder's meeting. As a result of these transactions, the Company may be categorized as being a shell company at the present time.

Entry Into Adult Entertainment Industry


In November, 1996, the Company entered into discussions with Enigma which owns and operates certain commercial real estate assets in Houston, Texas, as well as certain adult entertainment venues, for the purposes of exploring mutual business interests and the desirability of a business combination. As a result of these discussions the Company decided to enter the adult entertainment business and is currently in discussions with Enigma related to a business combination with Enigma. The Company is also engaged in discussions with other private companies in the adult entertainment business, which are controlled by Eric Langan, who will be a nominee as a Director at the next annual meeting of stockholders of the

Company. Such negotiations are intended to result in business combinations which will cause the Company to enter into the adult entertainment business.

It is the Company's intention to acquire existing clubs, and to open new adult
cabarets in metropolitan areas other than Houston, Texas.   In general, the
target acquisitions will need to be currently profitable and catering to the middle income to upper income market. Clubs that are not profitable will be considered only if the Company's management team determines these operations are potentially profitable with improved management systems and marketing. In most acquisitions the Company will seek operations where the real estate can also be purchased. Start-up projects also will be considered if market and demographic data meets the Company's standards. However, the Company prefers to purchase existing operations. Over time the Company will try to cross market its clubs to not only build its client base but to also build name recognition.

There are more than 2,500 clubs throughout the United States currently operating, many of which are owned and managed by their founders. The Company believes that there are a limited number of buyers for gentlemen's clubs and that the opportunity presently exists to acquire existing operations from their owners. The Company believes that with the proceeds from this Offering that it is well positioned to aggressively pursue the acquisition of these gentlemen's clubs through the use of not only its cash but its stock.

In determining which cities will be prime locations, a variety of factors will be considered. The current regulatory environment will be one of the factors. The city must presently permit alcoholic beverages to be sold in a topless cabaret or allow alcohol consumption on premises in an all-nude cabaret and must permit table dancing. Other factors that will be considered are the availability of locations. The city must have available a number of sites, located in high traffic commercial areas. The Company also will review potential competition in the area and will attempt to analyze the current market conditions and profitability of other adult cabarets in the city. The proximity to Houston of a particular city will also be considered. In the early years of expansion, the city must be within easy commuting distance. This will facilitate the participation of Houston-based management in the construction and opening of the new club projects. It is anticipated that a significant number of personnel from the Houston operation will be used to ensure the same level of quality operations and controls. The existing business climate will also be of critical importance. The city must have a significant population of indigenous businessmen, be a recognized tourist destination and have a well-developed convention business.

Compliance and Controls


The Company will have a policy of ensuring that its business is carried on in conformity with local, state and federal laws. In particular, the Company's management will have a "no tolerance" policy as to illegal drug use in or around its premises. Posters will be placed throughout the clubs to reinforce this policy as will periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work will not be allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she will not be allowed to return to work until the next day. Management will continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed. The Company's management will have the power to suspend an entertainer for breaches of the Company's rules. In the event an entertainer is suspended, a consultation with management will be required of the entertainer.

Management will have in place a policy which provides that all credit card charges must be approved, in writing, by management before any charges are accepted. Management will be particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for food, drink and entertainment. A guest's identification is also reviewed in this process.

Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. The Company will implement internal procedures and controls designed to ensure the integrity of its operational and accounting records. The Company will use a blind cash check in and check out procedures. The Company will use a combination of accounting and physical inventory control mechanisms to ensure a high level of integrity in its accounting practices. Computers will play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub.
Deposits of cash and credit card receipts will be reconciled each day to a daily income report. In addition, management will review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports from the point of sale network will alert management of any variances from expected financial results based on historical norms.

Competition

The adult entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of its entertainment. The Company will compete with a number of adult cabarets. While there are restrictions on the location of a so-called "sexually oriented business" there are no barriers to entry into the adult cabaret entertainment market. There are approximately 36 adult cabarets located in the Houston area which would be in direct competition with the Company. Although the Company believes that it will be well-positioned to compete successfully, there can be no assurance that the Company will be competitive in Houston or any other city.

Governmental Regulations


The Company is subject to various federal, state and local laws affecting its business activities. A significant portion of revenues will come from the sale of alcoholic beverages. In Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (the "TABC"), which has the authority, in its discretion, to issue the appropriate
permits.   These permits are subject to annual renewal.  Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by a member of the general public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the protested
alcoholic beverage permit.   Other states may have similar laws which may limit
the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. The temporary or permanent suspension or revocations of either of the Permits or the inability to obtain permits in areas of expansion would have a material adverse effect on the revenues, financial condition and results of operations of the Company. Prior to expanding into any new market, the Company will take all steps necessary to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

Various groups have increasingly advocated certain restrictions on "happy hour" and other promotions involving alcoholic beverages. The Company cannot predict whether additional restrictions on the promotion of sales of alcoholic beverages will be adopted, or if adopted, the effect of such restrictions on its business.

The Company intends to operate adult entertainment businesses in Houston, Texas and other cities. In January, 1997 the City Council of the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within Sexually Oriented Businesses (the "Ordinance"). The new Ordinance establishes new distances that Sexually Oriented Businesses ("SOB") may be located to schools, churches, playgrounds and other sexually oriented businesses. There are no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. The Company has entered into discussions with entities that own and operate SOB's and own the real estate upon which SOB's are located. These entities have applied for new permits under the new ordinance, but the permits were denied. The Ordinance provides for an amortization period during which and SOB can continue to operate as it recaptures its investment. The entities which the Company has entered into discussions with have been denied amortization, but intend to appeal this decision. These entities and a number of sexually oriented businesses have filed suit against the City of Houston to challenge the constitutionality of the new ordinance, seeking injunctive relief to halt implementation of the new ordinance until such time as the matter can be brought before a full and considered hearing. There are other provisions in the ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and a dancer while the dancer is performing in a state of nudity and provisions regarding the licensing of dancers which may be detrimental to the conduct of business by the Company and all of these provisions also are the subject of the above mentioned litigation. The City of Houston has agreed not to enforce the Ordinance until the constitutionality of the Ordinance has been decided at court trial.

 No assurance can be given as to the likelihood of the success of any litigation filed against the City of Houston, but in the event that such litigation is unsuccessful the Company will be able to take the benefit of an amortization provision contained in the new ordinance designed to allow recovery of a business's investment and which will allow the Company to continue in business at its present location during the amortization period.

Future Events

The Company anticipates holdings its next annual meeting of stockholders during October, 1997. At the stockholder meeting, the Company intends to change its name to Taurus Entertainment, Inc., to effect a one share for 300 share reverse stock split of the issued and outstanding shares of common stock of the Company, to reduce the number of the Company's authorized shares of common stock to 20,000,000 after the reverse stock split and to authorize 10,000,000 shares of preferred stock of the Company. In addition, the Company intends to nominate five directors to serve for the ensuing year.

Employees

As of September 8, 1997 the Company had one full time employee, Mr. Fischer.

Transfer Agent

The transfer agent and registrar for the Common Stock and the Warrant Agent for the Warrants is Colonial Stock Transfer, 455 E. 400 So. #100, Salt Lake City, Utah, 84111; telephone (801) 355-5740.


Item 2.		PROPERTIES

The Company's principal executive offices are located in shared facilities in Houston, Texas, consisting of a total of approximately 500 square feet. The Company believes that its offices are adequate for its present needs and that suitable space will be available to accommodate its future needs.

Item 3.		LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. As disclosed herein in Item 1--Business--Government Regulations, entities with which the Company has entered into discussions for business combinations have commenced litigation challenging the constitutionality of the City of Houston SOB Ordinance.

Item 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        	Not Applicable

PART II


Item 5.		MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Price Range of Common Stock

The Company's Common Stock is traded in the over-the-counter securities market under the symbol "TAUR" The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock of the Company taking into account and restated for all stock splits. The bid prices are believed to reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                                        COMMON STOCK PRICE RANGE
                                            HIGH BID 	LOW BID
1995
First Quarter                   	      					$ 0.001   	$ 0.001
Second Quarter	      				                   $ 0.001	   $ 0.001
Third Quarter						                         $ 0.001	   $ 0.001
Fourth Quarter	                         				$ 0.001	   $ 0.001

1996
First Quarter		      		                   		$ 0.001	   $ 0.001
Second Quarter	                         				$ 0.001   	$ 0.001
Third Quarter		                   				      $ 0.001	   $ 0.001
Fourth Quarter	                        					$ 0.001    $ 0.001

1997
First Quarter      						                   $ 0.001	   $ 0.001
Second Quarter	      				                   $ 0.001   	$ 0.001
Third Quarter		                   				      $ 0.001	   $ 0.001
Fourth Quarter (through September 16, 1997)	$ 0.001   	$ 0.001

On September 16, 1997 , the last bid price for the Common Stock of the Company was $0.001 per share. On September 16, there were approximately 4,978 stockholders of record of the Common Stock, including broker-dealers holding shares beneficially owned by their customers.

Dividend Policy

The Company has never declared a cash dividend on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business, and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be subject to the discretion of the Board of Directors, which will consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.

Item 6.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

Results of Operations

Consolidated net losses were $95,304, $137,056, and $83,119 for fiscal years 1996, 1995 and 1994 respectively. Operating revenue decreased $62,733 during fiscal 1996, and decreased $98,110 during fiscal 1995, as compared to fiscal 1994. The decrease in operating revenue in fiscal 1996 was due to the decrease in the price the Company received for its gas along with a reduction in the quantities of oil and gas production due primarily to the natural production decline in the Company's properties and the disposal of all oil and gas properties

The Company produced 1,157 barrels of oil during fiscal 1996 as compared to 3,380 barrels in fiscal 1995 and 5,696 in fiscal 1994. Gas production in fiscal 1996 was 24,503 MCF as compared to 61,227 MCF in fiscal 1995 and 88,893 MCF in fiscal 1994. The decrease in oil production is due to the aging of the Company's oil properties combined with the divestiture of wells. The reduction in gas production is attributed to the natural aging of the gas properties.

Administrative overhead revenue in fiscal 1996 decreased $3,970 compared to fiscal 1995. This decrease is the result of the loss of administrative overhead from properties that have been sold or plugged and all operations were liquidated as of July 1996.

Lease operating expenses for the Company were $59,414, $121,04 and $117,700 for fiscal 1996, 1995, and 1994, respectively. The decrease in 1996 as compared to fiscal 1995 is primarily due to discontinuing lease operations.

The Company's depreciation and depletion ("D&D") expense decreased by $20,397 in fiscal 1996 as compared to 1995. The decrease in fiscal 1995 and fiscal 1996 was the result of production volumes being a smaller percentage of reserves.

The Company's general and administrative expenses increased by $17,406 in fiscal 1996. This increase is associated with the transition of new management and a change in the Company's business plan.

Interest expense decreased to $482 in fiscal 1996 as compared to $10,468 and $7,656 in fiscal 1995 and 1994, respectively. This is the result of the Company liquidating the assets of the Corporation to settle its debt obligation.

For the fiscal year 1996, the Company sold all of its oil and gas properties. The Company sold one producing property in fiscal 1995 and none in fiscal 1994.

Liquidity and Capital Resources

The Company's current liabilities exceed current assets by $29,844 at September 30, 1996 as compared to a negative working capital of $155,938 at September 30, 1995.

The Company had a negative cash flow of $82,464 (Net loss plus depreciation and depletion) during fiscal 1996 as compared to the negative cash flow of $103,819 for fiscal 1995 and $42,727 for fiscal 1994. The negative cash flow in fiscal 1996, 1995, and 1994 were funded by loans from its controlling shareholders, existing cash, issuance of Common Stock and sale of properties.

On December 7, 1992 the Company issued 20,000,000 shares of TPI Common Stock to Validus Operating, Inc. ("Validus") at $.005 per share as consideration for $100,000 of the management fees payable to Validus. In addition, TPI converted a portion of the management fee payable of $99,000 to a long-term note. Also, on September 30, 1993, TPI converted $50,000 of the management fee payable to Validus to long-term note. Validus has represented that it will require payment of future management fees and the notes payable only to the extent of available cash flow of TPI.

In addition, on December 7, 1992, the Company issued 2,000,000 shares of newly issued TPI Common Stock to Brian Cornish at $.005 per share as consideration for the $10,000 owed to Mr. Cornish.

Management is aware that positive steps are needed to increase the Company's size. In 1996, the Company decided to liquidate the assets of the Company, pay liabilities and give the Company a new direction. The largest creditor and President of the Company accepted all the oil and gas assets and certain liabilities of the Company as payment for his notes to the corporation, past due management fees and other moneys loaned to the Company. The liabilities of the company, with the exception of certain accrued administrative costs, of $149,000, were liquidated. The book value of the assets exchanged was $26,007. In the view of the Board of Directors, the Company received above market value for the assets exchanged. This transaction facilitated two objectives. First, it eliminated the ongoing negative cash flow operations. Second, it made the "shell company" available as a vehicle to enter other business ventures as described below.


In July, 1996 SBCA Holdings, Inc. a company controlled by Stephen E. Fischer exchanged shares of the Enigma Group, Inc., a private Texas corporation, for Mr. McDonnell's approximately 47% interest in Taurus. The Board of Directors of Taurus authorized this stock exchange. In April, 1996 Mr. Fischer was voted Chairman of the Board. At this time it was decided that the Company would shift its efforts away from the energy industry to the real estate and adult entertainment business. As of the end of the fiscal year 1996 no transactions were completed, however several business combinations have been studied.

Item 7.		FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.


Item 8.		CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

Ernst & Young L.L.P. ("Ernst & Young"), Certified Public Accountants, of San Antonio, Texas, audited the financial statements of the Company for the year ended September 30, 1995. Ernst and Young was dismissed as of January 6, 1997.

Simonton, Kutac & Barnidge, L.L.P. ("SB&K"), Certified Public Accountants, of Houston, Texas was engaged as the Company's accountant on June 3, 1997.

There were no disagreements between the Company and Ernst & Young, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

The report of Ernst & Young for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, excepting a "going concern" qualification, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change principal accountants was not submitted for approval to the Board of Directors; the change was made by the Company's President, Stephen
E. Fischer, because SK&B's offices were located near the new principal executive offices of the Company.

Also, during the Company's two most recent fiscal years, and since then, Ernst & Young has not advised the Company that any of the following exist or are applicable:

(1)	That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has lead them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management;


(2)	That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying
<PAGE
 financial statements or any other financial presentation, or cause him to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

(3)	That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

Further, during the Company's two most recent fiscal years and since then, the Company has not consulted Ernst & Young regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

The Company subsequently filed a current report on Form 8-K dated January 10, 1997 which reported the termination of Ernst & Young and included a letter from Ernst & Young addressed to the Commission pursuant to Regulation S-B Item 304.

The Company subsequently filed a current report on Form 8-K dated June 3, 1997 which reported the engagement of SK&B.

PART III

Item 9.		DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

The following table provides information with respect to all directors and executive officers of the Company.


     Name                               			Age            Term as Director

STEPHEN E. FISCHER, Chairman of          			49	         	April 1996-present
the Board of Directors, Chief
Executive Officer,President,
Secretary, and Chief Accounting Officer

BRIAN E. CORNISH, Director              				56         		August 1987-present

DAVID S. CROCKETT, JR., Director,	        		51	         	July 1988-present

CHRISTOPHER N. CURNOW, Director	          		50         		November 1987-present

THOMAS P. MCDONNELL, Director,           			43         		July 1990-present

WILLIAM B. WEEKLEY, Director	            			44         		April 1996-present


Business Experience

Stephen E. Fischer has been involved in the food and beverage business since 1975. He was elected to the Board of Directors in April, 1996. He has owned and operated eleven clubs, and one motel project. Mr. Fischer has owned and operated three adult entertainment clubs in the Houston, Texas area. He has a B.B.A. degree from the University of North Dakota (1975). His experience includes club design, construction, and management.

Brian E. Cornish was elected to the Board of Directors in August, 1987, and became Chairman of the Board on July 12, 1988. Effective January 1, 1989, Mr. Cornish became Chairman of the Board and Chief Executive Officer of the Company. Mr. Cornish is a practicing petroleum geologist who graduated from the University of Adelaide in Economic Geology in 1960. He subsequently has gained wide experience in resource exploration both in the Australian and international oil exploration industry which included a number of years with The Superior Oil Co. Group. He has been a consulting geologist to a number of resource oriented corporations. Mr. Cornish is an active member of a number of professional petroleum and mineral organizations both in Australia and the United States. Since 1967 he has been the Geologist and Managing Director of B.E. Cornish & Associates Pty. Ltd., geological and technical consultants, of Sydney, Australia. Mr. Cornish is Chairman and Managing Director of both Cornwall Resource Corporation N.L. and its wholly owned subsidiary CPC Petroleum Corporation N.L. of Sydney.

Thomas P. McDonnell was elected to the Board of Directors in July, 1990. Mr. McDonnell is a graduate of the University of Florida, where he received his BS degree in Electrical Engineering in 1975. Mr. McDonnell received an MBA from Corpus Christi State University in 1978. Mr. McDonnell was employed by Schlumberger Offshore Services as an Openhole Logging Engineer from 1975 to 1978. Mr. McDonnell was a District Manager of an Openhole logging District for Birdwell Division of SSC from 1978 to 1980. In 1980 Mr. McDonnell was employed by WENCO Engineering as a Petroleum Engineer. WENCO is an engineering firm specializing in production exploration and reservoir engineering. Mr. McDonnell was involved in reservoir engineering for private companies; however, his main position involved supervising exploration and development. From 1981 to 1987, Mr. McDonnell was employed as President of McDonnell Oil and Gas Consultants, Inc. In this position, Mr. McDonnell consulted in the drilling and completion of numerous wells in Oklahoma, Texas and Tennessee. He also operated over 50 wells in the Midcontinent Region. In 1984 Mr. McDonnell formed Validus Operating, Inc. of which he is the President and Chairman of the Board. Validus Operating, Inc. is an oil and gas production company with production in Texas, Oklahoma and New Mexico. Along with operating its own properties, Validus Operating, Inc. operates properties as a third party. Mr. McDonnell is also Chairman of the Board of Epoch Resources, Inc. an oil and gas production company with operations in Texas and Oklahoma.

Christopher N. Curnow was elected to the Board of Directors in November, 1987. On December 15, 1988, Mr. Curnow was elected Vice President of the Company.
Mr. Curnow has over 20 years' experience in the petroleum industry since graduating from the University of Adelaide with a Bachelor of Science (Honors) degree in 1968. Mr. Curnow spent 13 years with Exxon Corporation both in Australia and Canada, the USA and Malaysia. During these years, he gained a wide range of experience in technical, operational and management aspects of the oil industry. Since 1981 Mr. Curnow has been a consultant specializing in the management and technical supervision of oil and gas activities of several Australian companies. Mr. Curnow has been associated with Cornwall Resource Corporation N.L. since January 1986 and has been responsible for the management of the petroleum interests of the Cornwall Group of Companies. Since 1982 Mr. Curnow has been Chief Executive Officer of Centaur Petroleum Pty. Ltd., a company engaged in oil exploration in Australia. Mr. Curnow is a Director of Cornwall Resource Corporation N.L. of Sydney, Australia.

David S. Crockett, Jr. was elected to the Board of Directors in July, 1988. Mr. Crockett has been President of David S. Crockett & Co., certified public accountants, since July 1972. Since April 1983, Mr. Crockett has been Assistant Treasurer, and since May 1984 Vice President of Stonetex Oil Corp.

William B. Weekley holds an MBA from the University of Texas. Mr. Weekley was elected to the Board of Directors in April, 1996. During the past twelve years he has been an independent consultant providing financial advisory services, and a private investor in the oil & gas and entertainment industries. He has been the President of HarCor Capital Markets Inc. which is an investment banking firm, and he presently serves as the Chairman of Cambridge Trading and Transportation, Inc. and Pen Roy Oil Company.

Certain Securities Filings

The Company believes that the following persons are each late in filing Form 5:
Thomas P. McDonnell, David S. Crockett, Jr., Brian E. Cornish, William B. Weekley, Christopher N. Curnow, and Stephen E. Fischer. The Company also believes that Messrs. Fischer and McDonnell are each late filing one transaction on Form 4 reporting the acquisition by Mr. Fischer of common stock of the Company from Mr. McDonnell.

Item 10.	EXECUTIVE COMPENSATION

Mr. Stephen E. Fischer became Chairman of the Board of Directors, President and Chief Executive Officer of the Company in April 1996. During 1996, Mr. Fischer did not receive any compensation for the services he rendered to the Company. Mr. Thomas P. McDonnell served as Director and President during 1995 and until Mr. Fischer replaced him in April, 1996. No executive officer of the Company received compensation in 1995 or 1996.

SUMMARY COMPENSATION TABLE

Name and	            			Annual Compensation		               All
Principal								                                        	  Other
Position	               		Year	    Salary	   Bonus   Other		Compensation

Stephen E. Fischer
Chief Executive Officer	  1996      	-0-	     -0-    	-0-	 		-0-

Thomas P. McDonnell
Formerly, Chief Executive	1996      	-0-	     -0-    	-0-	 		-0-
Officer			                1995       -0-      -0-    	-0-		 	-0-

Director Compensation

The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of August 1, 1997 with respect to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Each stockholder has sole voting and investment power with respect to the shares shown.

                                  Shares of
Name of Beneficial Owner			       Common Stock	         	% of Total

Stephen E. Fischer            				28,262,602(1)        			46.87%

Christopher N. Curnow	          		15,425,611(2)        			25.73%

Brian E. Cornish               				6,250,000           			10.42%

David S. Crockett	            		      -0-	          			   -0-

William B. Weekley		          		      -0-		          		   -0-

Thomas P. McDonnell	          		      -0-		          		   -0-

All directors and officers
as a group (6 persons)         			49,938,213           			83.29%

_____________________

(1)Includes holdings of SBCA Holdings, Inc. which is controlled by Stephen E. Fischer.
(2) Includes shares of Centaur Petroleum Pty. Ltd. which is controlled by Christopher N. Curnow.

The Company has entered into discussions for business combinations with entities in the adult entertainment business which are controlled by Eric Langan. Mr. Langan will be a nominee for Director of the Company at the next annual meeting of stockholders of the Company, anticipated to be held in October 1997. The Company's discussions with Mr. Langan have not resulted in any definitive agreements as of the date hereon. In the event that a business combination is consummated with such entities, Eric Langan could acquire control of the Company.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company was operated by Validus Operating, Inc. ("Validus") under a Management Agreement, which was originally effective April 1, 1990 and had been extended through January 31, 1996. Under the terms of this agreement, Validus was entitled to receive $10,000 per month for its services. Validus is an oil and gas operating company of which Thomas P. McDonnell is the sole stockholder. Mr.

 McDonnell currently serves as a member of the Board of Directors.  On
December 7, 1992, the Company issued 20,000,000 shares of the Company's Common Stock to Validus at $.005 per share as consideration for $100,000 of the management fees payable to Validus. In addition, the Company converted the remaining management fee payable of $99,000 to a long-term note payable. Also on September 30, 1993, the Company converted an additional $50,000 of management fee payable to a long-term note payable. The principal of both notes would have been amortized over a 10 year period at the prevailing monthly prime rate of interest. In an effort to eliminate the liabilities of the Company, the Board of Directors decided to divest all the oil and gas assets of the Company in exchange for the extinguishment of the debt owed to Validus. In July, 1996, the Company reached an agreement to sell substantially all of its oil and gas assets to its principal stockholder, Mr. McDonnell and to Validus. In exchange for the sale of the assets to Mr. McDonnell and Validus, which was the Company's largest creditor, Mr. McDonnell and Validus agreed to assume substantially all of the then existing indebtedness of the Company. This transaction was effective July 1, 1996.

SBCA Holdings, Inc. ("SBCA") entered into an agreement to acquire all of the common stock of the Company held individually and/or beneficially by Mr. McDonnell and Validus. SBCA, which is controlled by Stephen E. Fischer, a member of the Board of Directors of the Company and currently the President and Chairman of the Company, acquired a total of 28,262,602 shares from Mr. McDonnell and Validus which represented approximately 47% of the outstanding shares of common stock of the Company. In exchange for the shares of common stock of the Company, SBCA conveyed 17,500 shares of common stock in The Enigma Group, Inc. ("Enigma"), a private Texas corporation, which Mr. Fischer also controlled. The Board of Directors of the Company (other than Mr. McDonnell and Mr. Fischer) determined that the transaction was in the best interest of the Company as the Board of Directors believed that the liabilities assumed by Mr. McDonnell was in excess of the asset value of the oil and gas properties conveyed to him.


Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Identification of Exhibit

10.1 	Agreement between the Company and Thomas P. McDonnell
27.1	Financial Data Schedule
____________________


(b)	Reports on Form 8-K.

A report on Form 8-K was filed on July 22, 1996, which reported a change in control, disposition of assets, and other events.

                 TAURUS PETROLEUM, INC. & SUBSIDIARIES

                         FINANCIAL STATEMENTS

            For the Years Ended September 30, 1996 and 1995

                                 and

                    Report of Independent Auditors

Report of Independent Auditors


Board of Directors and Stockholders
Taurus Petroleum, Inc.

We have audited the consolidated balance sheets of Taurus Petroleum, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Taurus Petroleum, Inc.. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements included herein present fairly, in all material respects, the financial position of Taurus Petroleum, Inc. and Subsidiaries at September 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Taurus Petroleum, Inc. will continue as a going concern. As more fully discussed in
Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas

September 15, 1997

                           TAURUS PETROLEUM, INC. & SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

ASSETS

	                                                  	September 30,
		                                                  1996   			1995
Current Assets:
	Cash and cash equivalents                        	$	156     	$	2,174
	Accounts receivable:
		Joint interest owners, net of allowance for
		  doubtful accounts of $17,009 in 1995            		--      		5,650
		Oil and gas sales		                                 --	     	24,809
                                                  _________  _________
		Total accounts receivable	                         	--	     	30,459

	Other current assets		                               --	     	17,163
                                                  _________  _________
			Total Current Assets                            		156     		49,796
                                                  _________  _________
Property and Equipment, at cost:
	Oil and gas properties, successful
	  efforts methods (Notes 1 and 7)
		Unproved oil and gas properties	                  	--	      	17,285
		Proved oil and gas properties	                    	--   		2,145,930
	Other		                                             --      		36,110
					                                                --   		2,199,325
Less accumulated depreciation and depletion	        	--		   1,888,241
                                                 _________  _________
			Net Property and Equipment	                      	--     		311,084
                                                 _________  _________
Other assets                                     		26,844      		--
                                                 _________  _________
			Total Assets                                 	$	27,000  	$	360,880
                                               ___________  ___________
CONSOLIDATED BALANCE SHEETS

         The following notes are an integral part of these financial statements

                               TAURUS PETROLEUM, INC. & SUBSIDIARIES

                            LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                                                		September 30,
	                                             	1996	      		1995
Current Liabilities:
	Accounts payable - trade                    	$	30,000    	$	61,000
	Accounts payable - related parties	      	        --		     107,396
	Current portion of notes payable -
		related parties	                                	--		      21,922
	Undistributed oil and gas sales		                 --	      	13,451
	Other current liabilities		                       --       		1,965
                                             ----------   ----------
			Total Current Liabilities		                  30,000	    	205,734
                                             ----------   ----------
Notes payable - related parties, net of
	current portion	                                 	--	      	92,358

Stockholders' Equity:
	Common stock, par value $.001; authorized
		200,000,000 shares; issued 60,307,749
		shares in 1996 and 1995                     		60,307    		60,307
	Additional paid-in capital		                3,111,844 		3,082,328
	Accumulated deficit (since date of
		reorganization in November 1994)	        	(3,092,578)	(2,997,274)
                                            ----------- -----------
					                                           79,573	   	145,361
Less treasury stock, 353,707 shares at cost	  	(82,573)	  	(82,573)
                                            ----------- -----------
		Total Stockholders' (Deficit) Equity		        (3,000)	   	62,788
                                            ----------- -----------
		Total Liabilities and Stockholders'
                      (Deficit) Equity	       $	27,000  	$	360,880
                                         -------------  -------------

         The following notes are an integral part of these financial statements

                                   TAURUS PETROLEUM, INC. & SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                             		  For the Years Ended
		                                                   September 30,
		                                               1996       			1995

Operating Revenue:
	Oil and gas sales	                          $	82,782	      $	141,545
	Administrative overhead		                      5,558	         	9,528
                                          ___________      __________
					                                          88,340       		151,073

Costs and operating expenses:
	Lease operating, including taxes            		59,414	       	121,043
	Depreciation and depletion	                  	12,840        		33,237
	General and administrative		                  50,964	        	33,558
	Management agreement	                        	60,000	       	120,000
	Bad debt provision	                            	--	           	8,811
                                          -----------     -----------
                                         					183,218       		316,649
                                          -----------     -----------
		Loss from operations                      		(94,878)     		(165,576)

Other income (expense):
	Interest expense                              		(482)     		(10,468)
	Gain on sale of property and equipment		        --		         37,723
	Other	                                           	56	        	1,265
                                          -----------    -----------
                                            					(426)      		28,520

		Net loss                                 	$	(95,304)   	$	(137,056)
                                      ----------------  ---------------
Net loss per common share                   		$	(0.00)      	$	(0.00)
                                      ----------------  ---------------
Weighted average number of
	common shares outstanding	               	60,307,749	   	59,954,042
                                      ----------------  ---------------

         The following notes are an integral part of these financial statements

                          TAURUS PETROLEUM, INC. & SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                    For the Years Ended September 30, 1996 and 1995




                                                                                          	  			        Total
							                                       	     Additional                     Less   		Stockholders'
       	  				                  Common Stock	     		  Paid-In	 	  Accumulated		  	Treasury			(Deficit)
                         					Shares    			Amount    	Capital	    		Deficit	   	  	Stock			   Equity



Balance, September 30, 1994		60,307,749	 $	60,307	 $	3,082,328	  $	(2,860,218)	  $	(82,573)	 $	199,844

Net loss	                        	--	       --         		--		        (137,056)		     --	      (137,056)
                             ----------  --------  -----------   -------------   ----------  ----------
Balance, September 30, 1995		60,307,749  		60,307	  	3,082,328   		(2,997,274)		   (82,573)		   62,788

Contributed capital             		--	      	--	        	29,516	        	--	          --		       29,516

Net loss	                        	--	      	--	         	--         		(95,304)	     	--	       (95,304)
                             ----------  --------  -----------   -------------   ----------  ----------
Balance, September 30, 1996		60,307,749 	$	60,307	 $	3,111,844	  $	(3,092,578)	  $	(82,573)	  $	(3,000)
                             ----------  --------  -----------   -------------   ----------  ----------

         The following notes are an integral part of these financial statements

                       TAURUS PETROLEUM, INC. & SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS



                                                    		For the Years Ended
	                                                         	September 30,
	                                                      	1996      			1995

Cash Flows from Operating Activities:
	Net loss                                        	  $	(95,304)  	$	(137,056)
	Adjustments to reconcile net loss to
 	  net cash used in operations:
		  Depreciation and depletion		                       12,840	      	33,237
		  Gain from sale of property and equipment	          	--	         (37,723)
		  Bad debt provision		                                --	          	3,217
		  Other changes in current assets and
			 liabilities relating to operations		            (128,112)       	94,358
                                                    ---------    ----------
		Net cash provided by (used in) operating
			activities                                     		(210,576)     		(43,967)

Cash Flows from Investing Activities:
	Net proceeds from sale of property
		and equipment	                                    	311,084       		70,000
	Capital expenditures		                                --         		(11,524)
	Increase in other assets		                          (26,844)        		--
                                                    ---------    -----------
		Net cash provided by (used in) investing
			activities	                                      	284,240      		 58,476

Cash Flows from Financing Activities:
	Note payments	                                     	(92,358)     		(13,235)
	Other	                                              	16,676	         	--
                                                    ---------   ------------
		Net cash (used in) financing activities		          (75,682)	     	(13,235)
                                                    ---------   ------------
		Net increase (decrease) in cash	                   	(2,018)       		1,274

Cash and cash equivalents:

	Beginning of year	                                   	2,174          		900
                                                    --------   ------------
	End of year	                                          $	156	       $	2,174
                                                   ----------  -------------

         The following notes are an integral part of these financial statements

                         TAURUS PETROLEUM, INC. & SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                               		For the Years Ended
		                                                  September 30,
	                                               	1996       			1995

Supplemental disclosure of cash
	flow information:

		Cash paid during the year
		  for interest                               	$	482	         $	9,190
                                               -------         -------
Supplemental schedule of noncash
	investing and financing activities:
		Conversion of accounts payable
			to common stock                             	$	--	          $	--
		Conversion to accounts payable                -------        -------
			to note payable                             	$	--          	$	--
		Purchase of oil and gas properties            -------        -------
			for reduction in accounts receivable	        $	--	          $	--
                                                -------        -------


         The following notes are an integral part of these financial statements

                     TAURUS PETROLEUM, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996 AND 1995
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation --- The accompanying consolidated financial statements include the accounts of Taurus Petroleum, Inc. ("TPI" or the "Company") and its wholly owned subsidiaries for year ended September 30, 1996. The Company's only significant subsidiary was Ridgeway Exco, Inc. ("Ridgeway"). All intercompany balances and transactions have been eliminated in consolidation, and Ridgeway is no longer a subsidiary at September 30, 1996.

Effective July 1, 1996, SBCA Holdings, Inc. acquired all the common stock previously controlled individually and/or beneficially by Thomas P. McDonnell and Validus Operating, Inc., (8,262,602 and 20,000,000, respectively) for a total of 28,262,602 shares or 46.87% of the Company's common stock. SBCA Holdings, Inc. exchanged 17,500 shares of common stock it owns in a private company, The Enigma Group, Inc., for the aforementioned common stock of the Company. SBCA Holdings, Inc. is controlled by Mr. Stephen E. Fischer. The Board of Directors of the Company appointed Mr. Stephen E. Fischer to the Board of Directors and appointed Mr. Fischer as Chairman of the Board on April 29, 1996. The Company has entered into business combination discussions with entities controlled by Mr. Fischer, as well as other entities.

These financial statements have been prepared on the "going concern" basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company's continuation as a "going concern" is dependent on the establishment of profitable operations, and upon either the continued financial support of its principal shareholders or upon the ability of the Company to raise additional capital. Management is pursuing various options to attract capital, including infusions of cash and mergers. The outcome of these matters cannot be predicted at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

Property and Equipment --- The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under this method of accounting, all property acquisition costs and well costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well will be productive. If any exploratory well is nonproductive, the capitalized costs of drilling the well, net of any salvage value, are charged to expense. The cost of development wells are capitalized, whether the well is productive or unproductive. Unproved properties are assessed periodically to determine whether there has been a decline in value, and if such decline is indicated, a loss is recognized.

                   TAURUS PETROLEUM, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996 AND 1995

Geological and geophysical costs and the costs of carrying and retaining undeveloped properties, including delay rentals, are expenses as incurred.

                    TAURUS PETROLEUM, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Federal Income Tax --- The Company records income taxes under Financial Accounting Standards Board Statement No. 109 using the liability method (See
Note 3). Under this method, deferred tax assets and liabilities are measured by using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

Loss Per Common Share --- Loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding during the respective periods.

Cash Equivalents --- For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Oil and Gas Sales --- The Company recognizes revenue for its oil and gas sales when produced and delivered to the purchaser.

Gas Balancing --- The Company recognizes the sale of gas when the gas is produced and delivered to the purchasers. At this time the Company's exposure with respect to gas imbalances is minimal. The Company has no gas imbalance situations involving its operated properties. Outside operated properties may have gas imbalance situations. However, if present, the effect to the Company would be minimal, due to the Company's small ownership in outside operated properties.

                    TAURUS PETROLEUM, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996 AND 1995

NOTE 2 - NOTES PAYABLE

At September 30, 1995, notes payable consisted of unsecured notes in the original amounts of $99,000 and $50,000 due in monthly installments through 2002 and 2004, respectively. The notes were payable to Validus Operating, Inc. and bear interest at the prime rate of six and one half percent at September 30, 1995. These notes were extinguished as part of the change of ownership and control effective July 1, 1996.

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no significant temporary differences.

Deferred tax assets consist of the Company's net operating losses. Due to past operating losses and the probable limitations on the future use of the operating loss carryforwards as discussed below, a valuation allowance to offset the deferred tax assets has been established at September 30, 1996.

As a result of the business and ownership changes discussed in Notes 1 and 6, it is unlikely that the Company will ever be able to utilize the net operating loss carryforwards or unused investment tax credits that have accumulated over past years.

NOTE 4 - STOCK OPTIONS AND COMPENSATION

On April 24, 1986, the Board of Directors of TPI adopted the 1986 Incentive Stock Option Plan (the "Option Plan"), reserving 500,000 shares for issuance under the Option Plan. Under the Option Plan, the Board of Directors may grant options to the officers and key employees of TPI and its subsidiaries. As of September 30, 1991, all options granted under this plan have expired. At September 30, 1995, options to purchase 500,000 shares remained available for grant under the plan, however, the plan was terminated on April 24, 1996.

                     TAURUS PETROLEUM, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996 AND 1995

NOTE 5 - MAJOR CUSTOMERS

Sales to individual customers which as a percentage of total revenue exceeded 10% were as follows:

                                                  		For the Years Ended
		                                                      September 30,

	    	Customers	                                  		1996        			1995

	Detroit of Texas (Gulf Coast Pipeline)            		64%	          	44%
	Texaco Trading & Transportation		                  	26%	          	--
	Enron Oil Trading & Transportation (EOTT)         		--	           	17%
	Longhorn Production			                              --           		10%

NOTE 6 - SIGNIFICANT SUBSEQUENT EVENTS

In addition to the change of ownership and control effective July 1, 1996 (See
Note 1), the Company's business and operations have also changed significantly. It has divested itself of all oil and gas assets and will no longer continue in this business. The Company plans to enter the entertainment business.

NOTE 7 - RELATED PARTY TRANSACTIONS

Prior to July 1, 1996, TPI was operated by Validus Operating, Inc. (Validus) under a Management Agreement, which was originally effective April 1, 1990, and has been extended through January 31, 1996. Under the terms of this agreement, Validus is entitled to $10,000 per month for its services. Validus is an oil and gas operating company controlled by Thomas P. McDonnell ("McDonnell"). Mr. McDonnell currently serves as a member of the Board of Directors. On December 7, 1992, the Company issued 20,000,000 shares of TPI Common Stock to Validus at $.005 per share as consideration for $100,000 of the management fees payable to Validus. In addition, TPI converted the remaining management fee payable at September 30, 1992 of $99,000 to a long-term note payable. Also on September 30, 1993, TPI converted an additional $50,000 of management fee payable to a long-term note payable. The principal of both notes would have been amortized over a 10 year period at the prevailing monthly prime rate of interest. In an effort to eliminate the liabilities of the Company, the Board of Directors decided to divest all of the oil and gas assets of the Company in exchange for the extinguishment of the debt owed to Validus. These assets were divested to Mr. Thomas P. McDonnell currently the sole shareholder of Validus Operating, Inc. The liabilities exceeded the asset value of the Company. This transaction was effective July 1, 1996.

                    TAURUS PETROLEUM, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996 AND 1995

NOTE 8 - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

At September 30, 1996 and 1995, capitalized costs and the accumulated depreciation and depletion relating to the Company's oil and gas producing activities, all of which are in the United States, were as follows:

                                                      		September 30,
                                                      		1996   			1995
Unproved oil and gas properties	                        $	--	    $	17,285
Proved oil and gas properties		                           --	  	2,145,930
Accumulated depreciation and depletion	                  	-- 		(1,852,597)
                                                       ------- -----------
	Net capitalized costs	                                 $	--	   $	310,618
                                                       ------- -----------

Costs incurred, capitalized and expensed in connection with oil and gas producing activities for the years ended September 30, 1996 and 1995 were as follows:

                                                    		  1996     			1995
Property acquisition costs:
	Proved	                                                $	--	      $	11,524
	Unproved	                                               	--         		--
Exploration costs	                                       	--         		--
Depreciation and depletion		                            12,640     		33,107

Results of operations from oil and gas producing activities for the years ended
September 30, 1996 and 1995 were as follows:

                                                      	 	1996	      		1995

Oil and gas leases	                                   $	82,782    	$	141,545
Lease operating costs		                                (59,414)   		(121,043)
Depreciation and depletion		                           (12,640)    		(33,107)
General and administrative		                           (10,482)    		(16,779)
                                                     ----------   -----------
Results of operations for producing
	activities, excluding corporate
	overhead and interest expense                          	$	246	     	(29,384)
                                                     ----------   -----------

                    TAURUS PETROLEUM, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996 AND 1995


NOTE 8 - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Continued)

No income taxes are reflected in the above table due to the effect of tax credits and loss carryforwards related to oil and gas producing activities.

A summary of changes in quantities of proved oil and gas reserves for the years ended September 30, 1996 and 1995 is as follows (all reserves are proved developed) (unaudited):

                                             		Gas	            		Oil
		                                             (MCF)			         (Bbls.)
Balances, September 30, 1994              		 1,038,861	         	32,434

Revisions to previous estimates               		51,720	         	(9,276)
Sales of Reserves in Place		                     --	           	(13,575)
Production		                                   (61,227)	        	(3,380)
                                            -----------         ---------
Balances, September 30, 1995		               1,029,354	 	         6,203

Sales of Reserves in Place                		(1,004,851)	        	(5,046)
Production                                   		(24,503)        		(1,157)
                                            -----------          --------
Balances, September 30, 1996                  	$	--	              $	--
                                           -------------        -----------

                    TAURUS PETROLEUM, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996 AND 1995

NOTE 8 - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Continued)

The standardized measured of discounted future net cash flows relating to proved oil and gas reserves at September 30, 1996 and 1995 are as follows (unaudited):

                                               		1996        			1995
Future cash inflows	                            $	--	       $	1,355,556
Future production and development costs	         	--		         (648,945)
                                              ---------    -------------
		Future net cash flows                         		--		          706,611

10% annual discount for estimated
	timing of cash flows		                           --	          	337,675
                                              ---------   --------------
Standardized measure of discounted
	future net cash flows                         	$	--         	$	368,936
                                            ------------  --------------


The changes in the standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the years ended September 30, 1996 and 1995 are as follows (unaudited):

                                             		1996	           		1995

Sales of oil and gas produced, net
	of production costs	                          $	--	           $	(20,502)
Net change in prices and production costs		      --	           	(222,080)
Revisions of previous quantity estimates		       --             		(1,400)
Sales of reserves in place		                  (368,936)	        	(84,000)
Net change in discount                         		--	            	185,642
Other	                                          	--	           	(162,444)
                                              ---------         ---------
		Net increase (decrease)		                   (368,936)	       	(304,784)

Beginning of period	                          	368,936         		673,720
                                              ---------         ---------
End of period	                                   $	--         	$	368,936
                                            -----------       -----------

                    TAURUS PETROLEUM, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996 AND 1995


NOTE 8 - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Continued)

The estimate of proved reserves and related valuations for 1996 and 1995 were determined by an independent petroleum engineering firm. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were presented in accordance with the provisions of Statement of Financial Accounting Standard No. 69. The standardized measure does not purport to represent the fair market value of the Company's proved oil and gas reserves. An estimate of fair market value would also take into account, among other factors, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates. Under the standardized measure future cash inflows were computed by applying year-end prices to estimated future production of year-end reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. No future income taxes are reflected due to the effect of tax credits and loss carryforwards related to oil and gas producing activities. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows.

	                           SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22 day of September, 1997.


                                 By	   /s/ Stephen E. Fischer
                                        Stephen E. Fischer
                                        Chairman of the Board, Chief Executive
                                        Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant and in the capacity and on the date indicated.


Date		September 22, 1997   		By	   /s/ Stephen E. Fischer
                                       Stephen E. Fischer
                                       Chairman of the Board, Chief Executive
                                       Officer		President and Chief Accounting
                                       Officer


Date		September 24, 1997			        /s/ Thomas P. McDonnell
                                       Thomas P. McDonnell
                                       Director


Date		September ___, 1997
                                      Brian E. Cornish, Director

Date		September 24, 1997			       /s/ Christopher N. Curnow
                                      Christopher N. Curnow, Director

Date		September 24, 1997	        /s/  David S. Crockett, Jr.
                                      David S. Crockett, Jr., Director


Date		September 22, 1997			       /s/ William B. Weekley
                                      William B. Weekley, Director

EXHIBTS




Exhibits No.	Identification of Exhibits

10.1 Agreement between the Company and Thomas P. McDonnell
27.1		Financial Data Schedule

SBCA HOLDINGS, INC.
412 N. SAM HOUSTON PARKWAY EAST
HOUSTON, TEXAS 77060


February 21, 1996

Mr. Thomas P. McDonnell
P.O. Box 790710
San Antonio, Texas 78279

Dear Tom,

Per our conversations over the past few months, SBCA Holdings, Inc. (or its nominee) is prepared to make the following offer to purchase your beneficial ownership of Taurus Petroleum, Inc.:

1. SBCA will purchase your beneficial ownership (common stock) of Taurus Petroleum, Inc. for 1.5% of the common stock of The Enigma Group, Inc. (the owner of Northbelt Market Investments, Inc./Atcomm Services, Inc./Broadstreets, Inc.) This ownership position represents approximately 47% of the outstanding common stock of Taurus.
2. The financial liabilities assumed by SBCA/Taurus will include the remaining Auditor fees of E. Young and the transfer agent AST for a total not to exceed $13,500.00. Certain oil and gas properties will be transferred from the Company before closing and will not be part of this transaction.
3. As the controlling shareholder, SBCA will liquidate the indebtedness of Taurus to you and all oil and gas related venders, royalty interest and tax authorities through the exchange of all the oil and gas properties, leases (producing and non-producing), equipment and prepaid expenses to you or your nominee. In this regard, you will be responsible for all the aforementioned liabilities as they pertain to oil and gas related activities of the Company.
4. Upon taking control, you will work with the Company to make the necessary transition of the properties and corporate activities. It will be your responsibility to implement the release of title, tile opinions, or other releases required by you to transfer the properties. It is also required that to your best knowledge this releases Taurus of any loan obligations.
5. While their will be no requirements that you escrow funds to pay the liabilities above, SBCA will need reasonable assurance that payment will be made since the credit reporting, they are the obligations of Taurus if you default.
6. In the event the Australian investor group requires additional ownership in Taurus to smooth the transition in ownership, Taurus will issue a pro-rata shares to you or your nominee.

It is our desire to complete this transaction as soon as possible with an effective date of March 1, 1996. We look forward to working with you and hearing from you in the very near future.


Sincerely yours,

       /s/ Stephen E. Fischer
           Stephen E. Fischer
           Chairman

AGREED AND ACCEPTED THIS 24th DAY OF FEBRUARY 1996

   By: /s/ Thomas P. McDonnell
           Thomas P. McDonnell