Form 10QSB
period 1996-12-31
TAURUS PETROLEUM INC
filed 1997-09-29
CIK 225926

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-QSB
_________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934; For the Quarterly Period Ended: December 31, 1996

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

Commission File Number: 000-08835

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [x] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

At September 19, 1997, 60,307,749 shares of common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one);   Yes [ ] No [x]

TAURUS PETROLEUM, INC.


CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements


		Balance Sheet - December 31, 1996

		Statement of Operations -
			Three Months Ended December 31, 1995 and 1996

		Statement of Changes in Stockholder's Equity
			Three Months Ended December 31, 1996

		Statement of Cash Flows -
			Three Months Ended December 31, 1995 and 1996

		Notes to Unaudited Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

PART II - OTHER INFORMATION

Item 5.     OTHER INFORMATION

Item 6.  	Exhibits and Reports on Form 8-K


SIGNATURES

                              TAURUS PETROLEUM, INC.

                          Quarterly Report on Form 10-QSB


                                 BALANCE SHEET
                                   (Unaudited)

                                 December 31, 1996



ASSETS


Current Assets:
	Cash and cash equivalents                          	$	156

			Total Current Assets                              		156

Other assets	                                      	26,844
                                               -----------
			Total Assets                                  	$	27,000
                                               -----------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


Accounts payable and accrued liabilities	         $	30,000

			Total Current Liabilities	                      	30,000

Stockholders' Equity:
	Common stock, par value $.001; authorized
		200,000,000 shares; issued 60,307,749
		shares in 1996 and 1995                         		60,307
	Additional paid-in capital		                    3,112,694
	Accumulated deficit (since date of
		reorganization in November 1994)	            	(3,093,428)
                                                -----------
				                                               	79,573
Less treasury stock, 353,707 shares at cost		      (82,573)
                                                -----------
		Total Stockholders' (Deficit) Equity		            (3,000)
                                                -----------
		Total Liabilities and Stockholders'
                (Deficit) Equity                  	$	27,000
	                                             -------------

The following notes are an integral part of these unaudited financial statements.

                          TAURUS PETROLEUM, INC.

                         STATEMENT OF OPERATIONS
                                (Unaudited)

                                                        		For the
		                                                   Three Months Ended
	                                                       	December 31,
		                                                  1996	        		1995

Operating Revenue:
	Oil and gas sales                                 	$	--	         $	46,004
	Other		                                             147	           	2,382
                                                   --------      ---------
				                                                	147       	   	48,386

Costs and operating expenses:
	Lease operating, including taxes                   		--	          	27,168
	Depreciation and depletion                         		--           		7,830
	General and administrative	                        	997	          	40,775
                                                   ---------      --------
                                                					997          		75,773
                                                   ---------      --------
		Loss from operations                            		(850)        		(27,387)

Other income (expense):
	Interest expense	                                   	--          		(1,814)
                                                   ---------      ---------
				                                                 	--	          	(1,814)
                                                   ---------      ---------
		Net loss	                                       $	(850)	       $	(29,201)

Net loss per common share	                       $	(0.00)         	$	(0.00)
                                              -------------    ------------
Weighted average number of
	common shares outstanding                  		60,307,749      		60,307,749
                                              -------------    ------------

The following notes are an integral part of these unaudited financial statements.


                          TAURUS PETROLEUM, INC.

                 STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                  For the Three Months Ended December 31, 1996
                                 (Unaudited)



                                                                                                			  	Total
								                                                Additional                    	Less       		  	Stockholders'
					                              Common Stock		       	Paid-In			   Accumulated		   	Treasury   			  (Deficit)
				                           	Shares		    	Amount     	Capital	    	 	Deficit	   		   Stock		        	Equity



Balance, September 30, 1996		60,307,749     	$	60,307  $	3,111,844	 $	(3,092,578)	     $	(82,573)	    $	(3,000)

Contributed capital	             	--	          	--	           	850		       --	              --		           850

Net loss	                        	--	          	--		           --         		(850)		         --	           (850)
                            ----------     ---------  -----------   -------------       ----------    ---------
Balance, December 31, 1996 	60,307,749	     $	60,307 	$	3,112,694	  $	(30,093,428)	     $	(82,573)	   $	(3,000)

The following notes are an integral part of these unaudited financial statements.

                          TAURUS PETROLEUM, INC.

                         STATEMENT OF CASH FLOWS
                              (Unaudited)


	                                                       	For the
		                                                   Three Months Ended
		                                                     December 31,
		                                                 1996          			1995

Cash Flows from Operating Activities:
	Net loss                                      	$	(850)	        $	(29,201)
	Adjustments to reconcile net loss to
 	  net cash used in operations:
		  Depreciation and depletion		                   --	             	7,830
		  Decrease in accounts receivable		              --	               	308
		  Increase in prepaid expenses		                 --           		(15,475)
		  Increase in accounts payable		                 --            		35,701
                                                ---------         --------
		Net cash provided by (used in) operating
			activities	                                    	--	              	(837)

Cash Flows from Investing Activities             		--	                	--

		Net cash provided by (used in) investing
			activities                                   		 --                		--

Cash Flows from Financing Activities:
	Capital contributions                           		850               		--

		Net cash from financing activities             		850	               	--

		Net increase (decrease) in cash	                	--              		(837)

Cash and cash equivalents:

	Beginning of period	                             	156	            	2,174

	End of period	                                  $	156           	$	1,337
                                              ---------         ---------

Supplemental disclosure of cash
	flow information:

		Cash paid during the year
			for interest                                	$	--               	$	--
                                            ------------        -----------

The following notes are an integral part of these unaudited financial statements.

                          TAURUS PETROLEUM, INC.


NOTE 1 - GENERAL

The accounting policies followed by Taurus Petroleum, Inc. (the "Company") are set forth in the notes to the Company's audited financial statements in the report on Form 10-K filed for the year ended September 30, 1996, which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes with those financial statements for additional details of the Company's financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. Any and all adjustments are of a "normal recurring nature".

In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1996, and the results of operations and cash flows for the three month periods ended December 31, 1995 and 1996.

NOTE 2 - CHANGE OF OWNERSHIP

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

NOTE 3 - GOING CONCERN

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

                          TAURUS PETROLEUM, INC.



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

	RESUTS OF OPERATIONS

Consolidated losses are $ 850 and $ 29,201 for the first quarter of Fiscal 1997 and 1996, respectively. This decrease is a result of the disposition of oil and gas operations and associated General and Administrative expenses. The Company currently does not own or operate any oil and gas properties. All expenses are associated with maintenance of the corporation and development of future business activities.




	PART II

	OTHER INFORMATION

Item 5.     OTHER INFORMATION
                N/A

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) 	Exhibits required by Item 601 of Regulation SB


(2) Exhibit 27.	Financial Data Schedule


(b)	Reports on Form 8-K

None

                	             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          TAURUS PETROLEUM, INC.



Date: September 26, 1997				By:	 /s/ Stephen E.Fischer
                                     Stephen E. Fischer, Chairman
                                     and Chief Accounting Officer