Form 10QSB
period 1997-03-31
TAURUS PETROLEUM INC
filed 1997-09-29
CIK 225926

______________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                           _________________

                             FORM 10-QSB
                          _________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934; For the Quarterly Period Ended: March 31, 1997

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

		Balance Sheets -
			 March 31, 1997 and September 30, 1996

		Statements of Operations -
			Three Months and Six Months Ended
			    March 31, 1997 and 1996

		Statements of Changes in Stockholder's Equity -
			Six Months Ended March 31, 1997

		Statements of Cash Flows -
			Six Months Ended March 31, 1997 and 1996

		Notes to Financial Statements


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations


PART II - OTHER INFORMATION

Item 5.     OTHER INFORMATION

Item 6.  	Exhibits and Reports on Form 8-K


SIGNATURES

                               TAURUS PETROLEUM, INC.

                                    BALANCE SHEET


ASSETS

                                             		March 31,			September 30,
		                                              1997	         		1996
	(Unaudited)
Current Assets:
	Cash and cash equivalents                    	$	41           	$	156

		Total Current Assets	                         	41            		156

Other                                     			26,844         		26,844
                                           --------         --------
			Total Assets                           	$	26,885	        $	27,000
                                           --------         --------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


Current Liabilities:
	Accounts payable and accrued liabilities	 $	30,000	        $	30,000

			Total Current Liabilities               		30,000	         	30,000


Stockholders' Equity:
	Common stock                              		60,307         		60,307
	Additional paid-in capital		             3,112,694	      	3,111,844
	Accumulated deficit		                   (3,093,543)    		(3,092,578)
	Treasury stock	                           	(82,573)       		(82,573)
                                         -----------      -----------
		Total Stockholders' (Deficit) Equity		     (3,115)        		(3,000)
                                         -----------      -----------
		Total Liabilities and
         Stockholders' (Deficit) Equity   	$	26,885	        $	27,000
                                         -----------      -----------

The following notes are an integral part of these unaudited financial statements

                                             TAURUS PETROLEUM, INC.

                                            STATEMENT OF OPERATIONS
                                                 (Unaudited)

                                        		For the                			For the
                                       Three Months Ended			    Six Months Ended
	                                         March 31,           		   	March 31
	                                    	1997		        	1996 		    	1997	     		1996

Operating Revenue:
	Oil and gas sales                  	$	--      	$	42,850       	$	--	     $	88,853
	Administrative overhead
	  and management fees	               	--		        2,382     		    147	     	4,764
                                    ---------  ----------       --------  ---------
					                                  --       		45,232	         	147		    93,617


Costs and Expenses:
	Lease operating, including taxes		    --	       	25,939	        	--	      	53,107
	Depreciation and depletion	          	--	        	5,010	        	--	       12,840
	General and administrative		          115	      	36,127	  	     1,112     	76,901
                                  					115      		67,076  		     1,112	   	142,248
                                    ---------  ----------      ---------  ---------
		Loss from operations		              (115)	    	(21,844)  	     	(965)  		(49,231)

Other income (expense):
	Interest expense                    		--       		(2,304)        		--	     	(4,118)
                                    ---------  ----------      ---------  ---------
		Net loss	                         $	(115)   	$	(24,148)      	$	(965)	 $	(53,349)
                                   ---------   ----------      ---------  ---------
Net loss per common share	         $	(0.00)	     $	(0.00)	     $	(0.00)   	$	(0.00)
                                  ----------  -----------      ---------  ---------
Weighted average number of
	common shares outstanding	    	60,307,749	  	60,307,749	   60,307,749		60,307,749
                                ----------    ----------    ----------  ----------

The following notes are an integral part of these unaudited financial statements

                                  TAURUS PETROLEUM, INC.

                       STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                            For the Six Months Ended March 31, 1997
                                        (Unaudited)



                                                                                      			       	Total
							                                            	Additional     				          Less       		Stockholders'
					                            Common Stock     			Paid-In  	 	Accumulated			Treasury	  		    (Deficit)
				                           	Shares  	 		Amount	 	Capital	    		Deficit	    		Stock		        	Equity



Balance, September 30, 1996		60,307,749	  $	60,307 $	3,111,844	 $	(3,092,578)	$	(82,573)     	$	(3,000)

Contributed capital		             --		        --	         	850	       	--	        	--		            850

Net loss	                        	--		        --        		--         		(965)		     --		           (965)

                           -----------   ---------  -----------  ------------- ----------     ---------
Balance, March 31, 1997	   	60,307,749   	$	60,307 	$	3,112,694	$	(30,093,543)	$	(82,573)	    $	(3,115)

The following notes are an integral part of these unaudited financial statements

                       TAURUS PETROLEUM, INC.

                       STATEMENT OF CASH FLOWS
                             (Unaudited)


                                                         		For the
		                                                      Six Months Ended
		                                                          March 31,
		                                                     1997	      		1996
Cash Flows from Operating Activities:
	Net loss	                                          $	(965)	      $	(55,352)
	Adjustments to reconcile net loss to
 	  net cash used in operating activities:
		  Depreciation and depletion	                       	--	          	12,840
		  Decrease (increase) in accounts receivable	       	--           (10,876)
		  Decrease (increase) in other assets		              --          	(14,075)
		  Increase in accounts payable	                     	--	          	66,399
                                                  ---------     ------------
		Net cash provided by (used in) operating
			activities		                                       (965)	        	(1,064)

Cash Flows from Investing Activities	                  --            		--

		Net cash provided by (used in) investing
			activities                                        		--            		--

Cash Flows from Financing Activities:
	Capital contributions                              		850	            	--

		Net cash from financing activities		                850	            	--
                                                   --------        --------
		Net increase (decrease) in cash		                  (115)	          	(53)

Cash and cash equivalents:

	Beginning of period	                                	156         		2,174
                                                   --------       --------
	End of period                                      	$	41        	$	1,110
                                                   --------       --------

Supplemental disclosure of cash
	flow information:

		Cash paid during the year
			for interest	                                     $	--	        $	1,064
                                                 ----------     -----------

The following notes are an integral part of these unaudited financial statements

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

In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1997.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

	RESUTS OF OPERATIONS

Consolidated losses are $ 115 and $ 24,148 for the second quarter of Fiscal 1997 and 1996, respectively. This decrease is a result of the disposition of oil and gas operations and associated General and Administrative expenses. The Company currently does not own or operate any oil and gas properties. All expenses are associated with maintenance of the corporation and development of future business activities.

Consolidated losses are $ 965 and $ 53,349 for the first half of Fiscal
1997 and 1996, respectively. This decrease is a result of the disposition of oil and gas operations and associated General and Administrative expenses. The Company currently does not own or operate any oil and gas properties. All expenses are associated with maintenance of the corporation and development of future business activities.

	PART II

	OTHER INFORMATION

Item 5.     OTHER INFORMATION
                N/A

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) 	Exhibits required by Item 601 of Regulation SB


(2) Exhibit 27.	Financial Data Schedule


(b)	Reports on Form 8-K

On January 13, 1997, a report on Form 8-K was filed which reported a change
terminating  		the Company's Accountant.

                              	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


TAURUS PETROLEUM, INC.



Date: September 26, 1997				By:	 /s/ Stephen E. Fischer
                                     Stephen E. Fischer, Chairman and Chief
		                                   Accounting Officer