Form 10QSB
period 1997-06-30
TAURUS PETROLEUM INC
filed 1997-09-29
CIK 225926

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-QSB
_________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934; For the Quarterly Period Ended: June 30,  1997

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
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

            Balance Sheets -
			 June 30, 1997 and September 30, 1996

		Statements of Operations -
			Three Months and Nine Months Ended
			    June 30, 1997 and 1996

		Statements of Changes in Stockholder's Equity -
			Nine Months Ended June 30, 1997

		Statements of Cash Flows -
			Nine Months Ended June 30, 1997 and 1996

		Notes to Financial Statements


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations


PART II - OTHER INFORMATION

Item 5.     Other Information

Item 6.  	Exhibits and Reports on Form 8-K


SIGNATURES

                          TAURUS PETROLEUM, INC.

                             BALANCE SHEET


ASSETS

	                                             	June 30,    			September 30,
	                                                	1997          			1996
	                                            (Unaudited)

Current Assets:
	Cash and cash equivalents                        	$	41            	$	156

		Total Current Assets	                             	41             		156

Other                                         			26,844          		26,844
                                               --------          --------
			Total Assets                               	$	26,885         	$	27,000
                                              ---------         ---------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


Current Liabilities:
	Accounts payable and accrued liabilities    	 $	30,000	        $	30,000
                                               ---------        ---------
			Total Current Liabilities                   		30,000         		30,000
	                                             ----------       ----------

Stockholders' Equity:
	Common stock                                  		60,307	         	60,307
	Additional paid-in capital		                 3,112,694	      	3,111,844
	Accumulated deficit		                       (3,093,543)    		(3,092,578)
	Treasury stock		                               (82,573)	       	(82,573)
                                            ------------      -----------
		Total Stockholders' (Deficit) Equity		         (3,115)	        	(3,000)
                                            ------------      -----------
		Total Liabilities and Stockholders'
                     (Deficit) Equity	         $	26,885        	$	27,000
                                          ---------------   -------------

The following notes are an integral part of these unaudited financial statements.

                         TAURUS PETROLEUM, INC.

                        STATEMENT OF OPERATIONS
                              (Unaudited)

                                      		For the	           		For the
	                                	Three Months Ended  			Nine Months Ended
		                                      June 30,	          		June 30,
                                 	 	1997	     		1996     	1997	  	  	1996

Operating Revenue:
	Oil and gas sales                	$	--	     $	(6,227)	   $	--	     $	82,626
	Administrative overhead
	  and management fees		             --	         	794	     	147	      	5,558
      	                            -------   ---------    -------   --------
                                 				--	      	(5,433)	    	147		     88,184

Costs and Expenses:
	Lease operating, including taxes	  	--	       	6,307		      --	     	59,414
	Depreciation and depletion		        --	        	(623)	     	--      	12,840
	General and administrative		       115	          	--	   	1,112	     	76,278
                                  -------    ---------    -------   --------
                               					115	       	5,684   		1,112	    	148,532

		Loss from operations           		(115)	     	(1,117)   		(965)    	(60,348)
                                   ------    ---------    -------   ---------
Other income (expense):
	Interest expense	                  	--	       	3,635      		--       		(482)
	Other		                             --	         	--		       --	         	56
                                   ------    ---------    -------   ---------
		Net loss                      	$	(115)     	$	2,518   	$	(965)  	$	(60,774)
                                ---------   ----------  ---------  ----------
Net loss per common share	      $	(0.00)     	$	(0.00) 	$	(0.00)    	$	(0.00)
                             ------------  -----------  ---------  ----------
Weighted average number of
	common shares outstanding		 60,307,749		  60,307,749 60,307,749		60,307,749
                             ----------    ---------- ----------  ----------

The following notes are an integral part of these unaudited financial statements.

                         TAURUS PETROLEUM, INC.

               STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                   For the Nine Months Ended June 30, 1997
                                (Unaudited)


                                                                                         				Total
							                        	                       Additional	                		Less  			Stockholders'
				        	                     Common Stock	       		Paid-In  		Accumulated			Treasury			(Deficit)
	                     			    	Shares	     		Amount	  	 	Capital	   		Deficit	    		Stock	   		Equity



Balance, September 30, 1996		60,307,749	   $	60,307  	$	3,111,844	 $	(3,092,578)	 $	(82,573)	  $	(3,000)

Contributed capital		             --	         	--		           850		       --	         --		          850

Net loss                       	 	--	         	--		          --          		(965)		    --	          (965)
                            ----------     --------   -----------  -------------  ----------    ---------
Balance, June 30, 1997		    60,307,749    	$	60,307  	$	3,112,694	 $(30,093,543)	 $	(82,573)	   $(3,115)
                           -----------    ---------  ------------  -------------  -----------   ---------

The following notes are an integral part of these unaudited financial statements.

                         TAURUS PETROLEUM, INC.


                         STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                          		For the
	                                                      	Nine Months Ended
		                                                          June 30,
	                                                    	1997		      	1996

Cash Flows from Operating Activities:
	Net loss	                                         $	(965)  	    $	(36,953)
	Adjustments to reconcile net loss to
 	  net cash used in operating activities:
		  Depreciation and depletion	                      	--      		(1,888,241)
		  Allowance for debt		                              --         		(17,009)
		  Decrease in oil and gas properties              		--	       	2,163,215
		  Decrease in other property and equipment		        --           	35,660
		  Decrease (increase) in accounts receivable	      	--           	41,829
		  Decrease (increase) in other assets		             --	           (7,562)
		  Increase in accounts payable                    		--	        	(288,357)
                                                   ---------   ------------
		Net cash provided by (used in) operating
			activities		                                      (965)         		2,582
                                                   ---------   ------------
Cash Flows from Investing Activities	                 	--            		--
                                                   ---------   ------------
		Net cash provided by (used in) investing
			activities                                        		--            		--

Cash Flows from Financing Activities:
	Capital contributions	                              	850	            	--
                                                   ---------   ------------
		Net cash from financing activities	                	850	            	--
                                                   ---------   ------------
		Net increase (decrease) in cash	                  	(115)	         	1,518

Cash and cash equivalents:

	Beginning of period                                		156          		2,174
                                                    --------    -----------
	End of period                                      	$	41         	$	4,756
                                                    --------    -----------

Supplemental disclosure of cash
	flow information:

		Cash paid during the year
			for interest                                     	$	--           	$	--
                                                   ----------     ---------

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

In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997, and the results of operations and cash flows for the three and nine month periods ended June 30, 1996 and 1997, and stockholders' (deficit) equity for the nine months ended June 30, 1997.

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

                         TAURUS PETROLEUM, INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

	RESUTS OF OPERATIONS

The consolidated loss for the third quarter of Fiscal 1997 was $ 115 as compared to a profit of $ 2,518 for the third quarter of Fiscal 1996, respectively. This decrease is a result of the disposition of oil and gas operations and associated General and Administrative expenses. The third quarter 1996 profit was the result of the disposition of assets and adjustments revenue and expenses associated with the disposition. The Company currently does not own or operate any oil and gas properties. All expenses are associated with maintenance of the corporation and development of future business activities.

Consolidated losses are $ 965 and $ 60,774 for the first three quarters of Fiscal 1997 and 1996, respectively. This decrease is a result of the disposition of oil and gas operations and associated General and Administrative expenses. The Company currently does not own or operate any oil and gas properties. All expenses are associated with maintenance of the corporation and development of future business activities.

	PART II

	OTHER INFORMATION

Item 5.     OTHER INFORMATION
                N/A

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) 	Exhibits required by Item 601 of Regulation SB


(2) Exhibit 27.	Financial Data Schedule


(b)	Reports on Form 8-K

A report on Form 8-K was filed on June 5, 1997, which reported a change
engaging a new 		certified public accountant.

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