Form 10KSB
period 1997-09-30
TAURUS PETROLEUM INC
filed 1997-12-23
CIK 225926

____________________________________________________________________________


                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                 _________________

                                    FORM 10-KSB
                                 _________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934; For the Fiscal Year Ended: September 30, 1997.
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
Commission File Number: 0-8835
                        TAURUS ENTERTAINMENT COMPANIES INC.
                          formerly Taurus Petroleum, Inc.
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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended September 30, 1997 were $147. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 10, 1997, based upon the last reported sales prices on OTC Bulletin Board, was $60,000. As of December 10, 1997, there were approximately 200,000 shares of Common Stock outstanding after the Company's reverse stock split..

                     DOCUMENTS INCORPORATED BY REFERENCE
	                                    N/A
_____________________________________________________________________________

TABLE OF CONTENTS

PART I

Item 1.	Business                                                     	 3

Item 2.	Properties                                                    	8

Item 3.	Legal Proceedings	                                             8

Item 4.	Submission of Matters to a Vote of Security Holders	           8


PART II

Item 5.	Market for Registrant's Common Equity and Related
        Stockholder Matters                                           	8


Item 6.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           	9

Item 7.	Financial Statements	                                          F-1

Item 8.	Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure	                           11



PART III

Item 9.	Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of
        The Exchange Act                                             	13

Item 10.	Executive Compensation	                                      15

Item 11.	Security Ownership of Certain Beneficial Owners
         and Management                                              	16

Item 12.	Certain Relationships and Related Transactions	              17

Item 13.	Exhibits and Reports on Form 8-K	                            18

                                    PART I

Item 1.	BUSINESS

Taurus Entertainment Companies, Inc. (the "Company"), formerly Taurus
Petroleum, Inc., changed its name in November 1997, to reflect its entry into the adult entertainment business. The Company which was formed as a Colorado corporation in 1977, was previously an independent oil and gas exploration,
development and production company.   In November, 1984 Taurus Oil Corporation
and The Methane Gas Company were merged into the Company under Chapter 11 of the Bankruptcy Reform Act of 1978, as amended. The Company owned interests in 67 productive oil and gas wells located in Texas, Louisiana, Wyoming, Oklahoma, and Montana, and operated 39 of the wells, until July 1, 1996, when the Company divested all of its oil and gas assets.

Entry Into Adult Entertainment Industry

It is the Company's intention to enter the adult entertainment business by acquire existing clubs, and to open new adult cabarets in Houston, Texas and
other metropolitan areas.   In general, the target acquisitions will need to be
currently profitable and catering to the middle income to upper income market. Clubs that are not profitable will be considered only if the Company's management team determines these operations are potentially profitable with improved management systems and marketing. In most acquisitions the Company will seek operations where the real estate can also be purchased. Start-up projects also will be considered if market and demographic data meets the Company's standards. However, the Company prefers to purchase existing operations. Over time the Company will try to cross market its clubs to not only build its client base but to also build name recognition.

There are more than 2,500 clubs throughout the United States currently operating, many of which are owned and managed by their founders. The Company believes that there are a limited number of buyers for gentlemen's clubs and that the opportunity presently exists to acquire existing operations from their owners. The Company believes that due to it's existing management, it is well positioned to aggressively pursue the acquisition of these gentlemen's clubs through the use of not only its cash but its stock.


In determining which cities will be prime locations, a variety of factors will be considered. The current regulatory environment will be one of the factors. The city must presently permit alcoholic beverages to be sold in a topless cabaret or allow alcohol consumption on premises in an all-nude cabaret and must permit table dancing. Other factors that will be considered are the availability of locations. The city must have available a number of sites located in high traffic commercial areas. The Company also will review potential competition in the area and will attempt to analyze the current market conditions and profitability of other adult cabarets in the city. The proximity to Houston of a particular city will also be considered. In the early years of expansion, the city must be within easy commuting distance of Houston. This will facilitate the participation of Houston-based management in the construction and opening of the new club projects. It is anticipated that a significant number of personnel from the Houston operation will be used to ensure the same level of quality operations and controls. The existing business climate will also be of critical importance. The city must have a significant population of middle and upper income businessmen.

Compliance and Controls

The Company will have a policy of ensuring that its business is carried on in conformity with local, state and federal laws. In particular, the Company's management will have a "no tolerance" policy as to illegal drug use in or around its premises. Posters will be placed throughout the clubs to reinforce this policy as will periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work will not be allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she will not be allowed to return to work until the next day. Management will continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed. The Company's management will have the power to suspend an entertainer for violations of the Company's rules. In the event an entertainer is suspended, a consultation with management will be required of the entertainer.

Management will have in place a policy which provides that all credit card charges must be approved, in writing, by management before any charges are accepted. Management will be particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for food, drink and entertainment. A guest's identification is also reviewed in this process.

Operational and accounting controls are essential to the successful operation of a cash intensive adult entertainment business. The Company will implement internal procedures and controls designed to ensure the integrity of its operational and accounting records. The Company will use blind cash check-in and check-out procedures. The Company will use a combination of accounting and physical inventory control mechanisms to ensure a high level of integrity in its accounting practices. Computers will play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts will be reconciled each day to a daily income report. In addition, management will review on a daily basis: (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station; (ii) a summary of the daily bartenders' check-out reports; and, (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports will alert management of any variances from expected financial results based on historical norms.

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

Governmental Regulations

The Company will be subject to various federal, state and local laws affecting its business activities. A significant portion of revenues will come from the sale of alcoholic beverages. In Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (the "TABC"), which has the authority, in its discretion, to issue
the appropriate permits.   These permits are subject to annual renewal.  Renewal
of a permit is subject to protest, which may be made by a law enforcement agency or by a member of the general public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the
protested alcoholic beverage permit.   Other states may have similar laws which
may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. The temporary or permanent suspension or revocations of either of the Permits or the inability to obtain permits in areas of expansion would have a material adverse effect on the revenues, financial condition and results of operations of the Company. Prior to expanding into any new market, the Company will take all steps necessary to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

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

Employees

The Company has three full-time employees who are engaged in the management and administration of the Company.

Recent Developments

In July, 1996, SBCA Holdings, Inc., acquired all the common stock previously controlled individually and/or beneficially by Thomas P. McDonnell and Validus Operating, Inc., (8,262,602 and 20,000,000 respectively) for a total of 28,262,602 shares or 46.87% of the Company's Common Stock ("Common Stock"). SBCA Holdings, Inc., exchanged 17,500 shares of common stock it owns in a private company, The Enigma Group, Inc. ("Enigma") for the common stock of the Company. SBCA Holdings, Inc. is controlled by Mr. Stephen E. Fischer. The Board of Directors of the Company appointed Mr. Stephen E. Fischer to the Board of Directors and appointed Mr. Fischer as Chairman of the Board on April 29, 1996.
 The Company has entered into business combination discussions with entities controlled by Mr. Fischer and Mr. Langan. The Company has entered into business combination discussions with other entities as well.

The Company was operated by Validus Operating, Inc. ("Validus") under a Management Agreement, which was originally effective April 1, 1990 and had been extended through January 31, 1996. Under the terms of this agreement, Validus was entitled to receive $10,000 per month for its services. Validus is an oil and gas operating company controlled by Thomas P. McDonnell. In December 1992, the Company issued 20,000,000 shares of the Company's Common Stock to Validus at $.005 per share as consideration for $100,000 of the management fees payable to Validus. In addition, the Company converted the remaining management fee payable of $99,000 to a long-term note payable. Also on September 30, 1993, the Company converted an additional $50,000 of management fee payable to a long-term note payable. The principal of both notes would have been amortized over a 10 year period at the prevailing monthly prime rate of interest. In an effort to eliminate the liabilities of the Company, the Board of Directors decided to divest all the oil and gas assets of the Company in exchange for the extinguishment of the debt owed to Validus. These assets were divested to Mr. Thomas P. McDonnell and Validus Operating, Inc., as they were the single largest creditors of the Company. Mr. McDonnell currently is the sole shareholder of Validus Operating, Inc. The liabilities exceeded the asset value of the Company. This transaction was effective July 1, 1996.


In November 1996 the Company entered into discussions with Enigma for the purposes of exploring mutual business interests and the desirability of a business combination. Enigma is controlled by Eric Langan and was formerly controlled by Stephen E. Fischer, both of whom are Directors of the Company. Enigma owns certain commercial real estate assets in Houston, Texas, and is the landlord of an adult entertainment establishment which the Company is presently negotiating to acquire. The Company is also pursuing business combination discussions with other private companies in the adult entertainment business.

The Company held its Annual Meeting of Stockholders in November 1997 at which time the Company not only elected five new Directors, but also changed its name to Taurus Entertainment Companies, Inc. At the Annual Meeting the Company determined to effectuate a 1 for 300 reverse stock split in order to enhance the acceptability of its common stock by the financial community and the investing public. It is the Company's belief that the reduction in the number of issued and outstanding shares of common stock caused by the reverse split could increase the market price of the common stock. The Company also believes that the proposed reverse split should result in a broader market for the common stock than that which currently exists.

As of October 6, 1997, one month prior to the reverse split, the Company estimated that approximately 3,500 record holders, or approximately 70% of the record holders of common stock, owned fewer than 300 shares of common stock.
The small holdings of such Stockholders represent, in the aggregate, less than 2% of the Company's outstanding common stock. The cost of administering each Stockholder's account is the same regardless of the number of shares held in the account. Accordingly, the cost to the Company of maintaining many small accounts was disproportionately high when compared with the total number of shares involved. In view of the disproportionate cost to the Company of retaining small Stockholder accounts, the Company believes it will be beneficial to the Company and its Stockholders, as a whole, to eliminate the administrative burden and cost associated with the many accounts containing fewer than 300 shares of the Company's common stock.

As part of the reverse split strategy, the Company determined to reduced the number of the Company's authorized shares of common stock to 20,000,000 shares, and also authorized 10,000,000 shares of Preferred Stock of the Company.

Transfer Agent and Registrar

The transfer agent and registrar for the Company's Common Stock is American Securities Transfer & Trust, Inc., 1825 Lawrence Street, Suite 444 Denver, Colorado 80202-1817.

Item 2.	PROPERTIES

The Company's principal executive offices are located in shared leased facilities in Houston, Texas, consisting of a total of approximately 500 square feet. The Company believes that its offices are adequate for its present needs and that suitable space will be available to accommodate its future needs.

Item 3.	LEGAL PROCEEDINGS

There is presently no existing litigation to which the Company is a party.


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                               	Not Required



                                  PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Price Range of Common Stock

The Company's Common Stock is traded in the over-the-counter bulletin board securities market under the symbol "TAUR" The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock of the Company taking into account and restated for all stock splits. The bid prices are believed to reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                                              COMMON STOCK PRICE RANGE
                                                HIGH BID    	LOW BID
For the fiscal year ended
1996
First Quarter						                              $ 0.001	    $ 0.001
Second Quarter	      			                        	$ 0.001	    $ 0.001
Third Quarter						                              $ 0.001    	$ 0.001
Fourth Quarter	      			                        	$ 0.001    	$ 0.001

1997
First Quarter                              						$ 0.001    	$ 0.001
Second Quarter	      			                        	$ 0.001    	$ 0.001
Third Quarter		                              				$ 0.001	    $ 0.001
Fourth Quarter                        	      				$ 0.001	    $ 0.001

1998
First Quarter (through December 10, 1997)	      	$ 0.001	    $ 0.001

    On December 10, 1997 , the last bid price for the Common Stock of the Company was $0.001 per share. On December 10, 1997, there were approximately 4,971 stockholders of record of the Common Stock, including broker-dealers holding shares beneficially owned by their customers. However, the number of Stockholders will be reduced to approximately 1,100 as a result of the recent reverse stock split.

Dividend Policy

    The Company has not paid, and the Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS


Results of Operationsof OperationsOperations

    Consolidated net losses were $38,506, $95,304, and $137,056 for fiscal years 1997, 1996 and 1995 respectively. Operating revenue decreased $82,782 during fiscal 1997, and decreased $62,733 during fiscal 1996, as compared to fiscal 1995. The decrease in operating revenue in fiscal 1997 was the result of the disposition of all oil and gas properties and operations.

    The Company produced zero barrels of oil during fiscal 1997 as compared to 1,157 barrels in fiscal 1996 and 3,380 in fiscal 1995. Gas production in fiscal

1997 was zero MCF as compared to 24,503 MCF in fiscal 1996 and 61,227 MCF in fiscal 1995. The decrease in production in fiscal 1997 was the result of the disposition of all oil and gas properties and operations.

    Administrative overhead revenue in fiscal 1997 decreased $5,411 compared to fiscal 1996 and decreased $3,970 during fiscal 1996, as compared to 1995. This decrease is the result of the loss of administrative overhead from properties that have been sold or plugged and all operations were liquidated as of July1996.


    Lease operating expenses for the Company were zero, $59,414 and $121,043 for fiscal 1997, 1996 and 1995, respectively. The decrease in 1997 as compared to fiscal 1996 is due to the discontinuing of lease operations.

    The Company's depreciation and depletion ("D&D") expense decreased by $12,840 in fiscal 1997 as compared to 1996. The decrease in fiscal 1997 as compared to fiscal 1996 is due to the discontinuing of lease operations.

    The Company's general and administrative expenses increased by $12,311 in fiscal 1997. This increase is associated with the transition of new management and a change in the Company's business plan. Most of these expense was associated with stockholder related costs.

    Interest expense decreased to zero in fiscal 1997 as compared to $482 and $10,468 in fiscal 1996 and 1995, respectively. This is the result of the Company liquidating the assets of the Corporation to settle its debt obligation.

    For the fiscal year 1996, the Company sold all of its oil and gas properties. The Company sold one producing property in fiscal 1995 and none in fiscal 1994.

Liquidity and Capital Resources

    The Company's current liabilities exceed current assets by $40,656 at September 30, 1997 as compared to a negative working capital of $29,844 at September 30, 1996.

    The Company had a negative cash flow of $38,506 (Net loss plus depreciation and depletion) during fiscal 1997 as compared to the negative cash flow of $82,464 for fiscal 1996 and $103,819 for fiscal 1995. The negative cash flow in fiscal 1997, 1996 and 1995 were funded by loans from its controlling Stockholders, existing cash, issuance of Common Stock and sale of properties.

    Management is aware that positive steps are needed to increase the Company's size. In 1996, the Company decided to liquidate the assets of the Company, pay liabilities and give the Company a new direction. The largest creditor and President of the Company accepted all the oil and gas assets and certain liabilities of the Company as payment for his notes to the corporation, past due management fees and other moneys loaned to the Company. With the elimination of certain accrued administrative costs, the liabilities of the Company of $149,000 were liquidated, including the amount owed to Validus. The book value of the assets exchanged was $26,007. In the view of the Board of Directors, the Company received above market value for the assets exchanged. This transaction facilitated two objectives. First, it eliminated the ongoing negative cash flow operations. Second, it made the "shell company" available as a vehicle to enter other business ventures as described below.


In July 1996 SBCA Holdings, Inc. a company controlled by Stephen E.
Fischer exchanged shares of Enigma for Mr. McDonnell's approximately 47% interest in Taurus. The Board of Directors of Taurus authorized this stock exchange and in April 1996 Mr. Fischer was voted Chairman of the Board. At that time it was decided that the Company would shift its efforts away from the energy industry to the real estate and adult entertainment business. As of the end of the fiscal year 1997 no transactions were completed, however several business combinations have been studied.

Special Note Regarding Forward Looking Information

    This Management Discussion and Analysis contains various forward looking statements which represent the Company's expectations or beliefs concerning future events and involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated include the risks and uncertainties relating to the impact and implementation of the sexually oriented business ordinance of the City of Houston, the Company's contemplated business combination activity, and the availability of acceptable financing to fund corporate expansion efforts.

Item 7.	FINANCIAL STATEMENTS7.	FINANCIAL STATEMENTS.	FINANCIAL STATEMENTS

    The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE


    Ernst & Young L.L.P. ("Ernst & Young"), Certified Public Accountants, of
San Antonio, Texas, audited the financial statements of the Company for the year ended December 31, 1995. Ernst and Young was dismissed as of January 6, 1997.

    Simonton, Kutac & Barnidge, L.L.P. (SB&K), Certified Public Accountants, of Houston, Texas was engaged as the Company's accountant on June 3, 1997.

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

    The decision to change principal accountants was not submitted for approval to the Board of Directors. The change was made by the Company's then President, Stephen E. Fischer, because SK&B's offices were located near the new principal executive offices of the Company.

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

    (2)	That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause him to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

    (3)	That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

    Further, during the Company's two most recent fiscal years and since then, the Company has not consulted Ernst & Young regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

    The Company has provided Ernst & Young with a copy of the disclosure provided under this caption, and has advised them to provide the Company with a letter addressed to the Securities and Exchange Commission as to whether they agree or disagree with the disclosures made herein.

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

    The following table provides information with respect to all directors and officers of the Company.

Name			                   			Position

Eric Langan		             			Director and President and Chief Executive
Officer

Stephen E. Fischer		       		Director

Mitchell White           				Director

Michael Thurman	          			Director

Christopher N. Curnow		     	Director

William B. Weekley				       Chief Financial Officer

Business Experience

    ERIC LANGAN, age 29, has been involved in the adult entertainment business since 1989. From January 1997 through the present, he has held the position of
President with XTC Cabaret, Inc.   From November 1992 until January 1997, Mr.
Langan was the President of Bathing Beauties, Inc. From May 1991 until November 1992, he was a vice-president with Hang On, Inc. Since 1989, Mr Langan has exercised managerial control over the opening and operations of a total of eleven adult entertainment businesses. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses. Mr. Langan also is an officer of Citation Land L.L.C. which owns commercial income real estate in Houston, Texas.

    STEPHEN E. FISCHER, age 50, was elected to the Board of Directors in
April, 1996.  He has been involved in the food and beverage business since 1975.
 He has owned and operated eleven clubs, and one motel project. Mr. Fischer has owned and operated three adult entertainment clubs in the Houston, Texas area. He has a B.S. B.A. degree from the University of North Dakota (1975). His
experience includes club design, construction, and management.    Mr. Fischer is
a control person of Atcomm Services, Inc. which operates an adult entertainment business.

    MITCHELL WHITE, age 36, has worked in the adult entertainment industry in Houston, Texas since 1983. From 1983 until 1985, Mr White was employed by La Bare as an entertainer, disc jockey and emcee. From 1985 until 1987 he was employed by Executive Suite Cabaret as a manager. From 1987 until 1989, Mr. White was employed by Chez Paris Cabaret in several management positions culminating in his appointment as its general manager. In this capacity he exercised managerial control over the opening of the business and all operations. From 1989 until 1993 Mr. White was employed by the Colorado Bar & Grill in several management positions culminating in his appointment as its general manager. From 1993 until the present, Mr. White has been the general manager of XTC Cabaret and he exercises managerial control over its three operating locations.

    MICHAEL THURMAN, age 38, has been employed in the bar and restaurant industry since 1982 for several operators of bars and restaurants.. He served in various management positions culminating in his being appointed comptroller of a multi-location restaurant chain with annual sales in excess of $6,000,000.
 Beginning in 1989, Mr. Thurman worked in managerial capacities for adult entertainment businesses located in Houston, Texas including the Colorado Bar & Grill, the Gold Club, Rick's, and Caligula XXI. Since 1994, Mr. Thurman has been employed by the XTC Group and the XTC Cabaret as its chief financial officer.

    CHRISTOPHER N. CURNOW, age 50, was elected to the Board of Directors in November, 1987. Mr. Curnow has over 20 years' experience in the petroleum industry since graduating from the University of Adelaide with a Bachelor of Science (Honors) degree in 1968. Mr. Curnow spent 13 years with Exxon Corporation both in Australia and Canada, the USA and Malaysia. During these years, he gained a wide range of experience in technical, operational and management aspects of the oil industry. Since 1981 Mr. Curnow has been a consultant specializing in the management and technical supervision of oil and gas activities of several Australian companies. Mr. Curnow has been associated with Cornwall Resource Corporation N.L. since January 1986 and has been responsible for the management of the petroleum interests of the Cornwall Group of Companies. Since 1982 Mr. Curnow has been Chief Executive Officer of Centaur Petroleum Pty. Ltd., a company engaged in oil exploration in Australia. Mr. Curnow is a Director of Cornwall Resource Corporation N.L. of Sydney, Australia.

    WILLIAM B. WEEKLEY, age 44, holds an MBA from the University of Texas.
Mr. Weekley, who previously served as a Director of the Company, was appointed
Chief Financial Officer in December 1997.    During the past 12 years Mr.
Weekley has been an independent consultant providing financial advisory services, and a private investor in the oil & gas and entertainment industries.
 Mr. Weekley has been the President of HarCor Capital Markets Inc. which was an investment banking firm based in New York City, has served as Chairman of Cambridge Trading and Transportation, Inc. and Pen Roy Oil Company.




Certain Securities Filings

The Company believes that all persons have complied with Section 16(a) of the Exchange Act

Item 10.	EXECUTIVE COMPENSATION

    Mr. Eric Langan became President and Chief Executive Officer of the
Company in November 1997.  During 1997, Mr. Langan did not receive any
compensation for the services he rendered to the Company.   Prior to Mr. Langan
becoming President and CEO, Stephen E. Fischer held those positions until November 1997. No executive officer of the Company received compensation in 1995, 1996 or 1997.

                                          SUMMARY COMPENSATION TABLE
Name and		                      	Annual Compensation	             	All
Principal				                                                   			Other
Position		             	Year     	Salary	       	Bonus     Other 	 Compensation
Eric Langan		           1997      	-0-		          -0-		     -0-	      -0-
                        1996      	-0-		          -0-	     	-0-      	-0-
                        1995	      -0-	          	-0-		     -0-      	-0-


Stephen E. Fischer	    	1997	      -0-		          -0-	     	-0-	      -0-
                        1996      	-0-	          	-0-     		-0-      	-0-
 			                    1995	      -0-	          	-0-	     	-0-      	-0-


Thomas P. McDonnell	    1997	      -0-	          	-0-     		-0-      	-0-
Chairman of the Board  	1996      	-0-	          	-0-		     -0-      	-0-
through April      1996	1995	      -0-	          	-0-	     	-0-	      -0-


Director Compensation

The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings.

Employee Stock Option Plan

While the Company has been successful in attracting and retaining qualified personnel, the Company believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel.
 The Company also believes that equity ownership is an important factor in its ability to attract and retain skilled personnel, and the Board of Directors of the Company is presently evaluating the adoption of an employee stock option program. While no decision has been made as to the type of stock option program which may be adopted, it is the intention of the Board of Directors that a stock option program will be established.

The purpose of the stock option program will be to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to the success and profitability of the Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This program will also assist the Company and its subsidiaries in attracting and retaining key employees and directors.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information as of December 10, 1997 with respect to the beneficial ownership of shares of Common Stock (giving effect to the recent reverse stock spit) by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Each stockholder has sole voting and investment power with respect to the shares shown.

                                  Post-Reverse
                                  Split Shares
Name of Beneficial Owner		      		of Common Stock        		% of Total

Stephen E. Fischer	            				94,209 (1)	              		47%

Christopher N. Curnow	          			51,419 (2)	              		26%

Eric Langan	                    						-0-	                  		-0-

Mitchell White	                  					-0-	                  		-0-

Michael Thurman                 						-0-	                  		-0-

William B. Weekley		              				-0-	                  		-0-

Brian E. Cornish		               		20,833			                 	10%

All directors, nominees and
officers as a group (6 persons)	  145,628	                  		73%

_____________________________
(1)	Includes holdings of SBCA Holdings, Inc. which is controlled by Stephen E.
Fischer.
(2)	Includes shares of Centaur Petroleum Pty. Ltd. which is controlled by
Christopher N. Curnow.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONSItem

    Effective July 1, 1996 SBCA Holdings, Inc., acquired all the common stock previously controlled individually and/or beneficially by Thomas P. McDonnell, a former President of the Company, and Validus Operating, Inc., (8,262,602 and 20,000,000 respectively) for a total of 28,262,602 shares or 46.87% of the Company's Common Stock. SBCA Holdings, Inc., exchanged 17,500 shares of common stock it owns in Enigma, for the aforementioned common stock of the Company. SBCA Holdings, Inc. is controlled by Mr. Stephen E. Fischer, who is a Director of the Company. Mr. Fischer is a control person of Enigma. The Board of Directors of the Company appointed Mr. Stephen E. Fischer to the Board of Directors and appointed Mr. Fischer as Chairman of the Board on April 29, 1996 and he was reelected to the Board at the November 1997 Annual Meeting of Stockholders of the Company. The Company has entered into business combination discussions with entities controlled by Mr. Fischer and Mr. Langan. The Company has entered into business combination discussions with other entities as well.

    The Company was operated by Validus Operating, Inc. ("Validus") under a Management Agreement, which was originally effective April 1, 1990 and had been extended through January 31, 1996. Under the terms of this agreement, Validus was entitled to receive $10,000 per month for its services. Validus is an oil and gas operating company controlled by Thomas P. McDonnell. Mr. McDonnell currently serves as a member of the Board of Directors. On December 7, 1992, the Company issued 20,000,000 shares of the Company's Common Stock to Validus at $.005 per share as consideration for $100,000 of the management fees payable to Validus. In addition, the Company converted the remaining management fee payable of $99,000 to a long-term note payable. Also on September 30, 1993, the Company converted an additional $50,000 of management fee payable to a long-term note payable. The principal of both notes would have been amortized over a 10 year period at the prevailing monthly prime rate of interest. In an effort to eliminate the liabilities of the Company, the Board of Directors decided to divest all the oil and gas assets of the Company in exchange for the extinguishment of the debt owed to Validus. These assets were divested to Mr. Thomas P. McDonnell and Validus Operating, Inc., as they were the single largest creditors of the Company. Mr. McDonnell currently is the sole shareholder of Validus Operating, Inc. This transaction was effective July 1, 1996.

    The current Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers, directors and 5% stockholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent, disinterested directors of the Company.

    The Company has made certain proposals to Enigma and to shareholders of Enigma. The Company proposed to purchase substantially all of the assets of Enigma and to assume certain debt securing the assets of Enigma for 350,000 shares of restricted common stock of the Company.


Item 13.	EXHIBITS AND REPORTS ON FORM 8-KItem

(a)	Exhibits

Exhibit No.	Identification of Exhibit

3(i)	Amendments to Articles of Incorporation
16.1	Letter on change in certifying accountant -- incorporated by reference to the Company's report on Form 8-K filed as of January 13, 1997 and exhibits thereto.
27.1	Financial Data Schedule

(b)	Reports on Form 8-K.
       None.

ITEM 7. FINANCIAL STATEMENTS

	                                                      	Page
	                                                      	Number

Consolidated Financial Statements:

Independent Auditors Report	                              F-2

Consolidated Balance Sheets as of
	September 30, 1997 and 1996	                             F-3

Consolidated Statements of Operations
	for the years ended September 30, 1997
	and 1996	                                                F-4

Consolidated Statements of Stockholders'
	(Deficit) Equity for the years ended
	September 30, 1997 and 1996	                             F-5

Consolidated Statements of Cash Flows
	for the years ended September 30, 1997
	and 1996	                                                F-6

Notes to the Consolidated Financial Statements	           F-8

                      TAURUS PETROLEUM, INC. & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                For the Years Ended September 30, 1997 and 1996

                                       and

                         Report of Independent Auditors

                        Report of Independent Auditors


Board of Directors and Stockholders
Taurus Petroleum, Inc.

We have audited the consolidated balance sheets of Taurus Petroleum, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Taurus Petroleum, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements included herein present fairly, in all material respects, the financial position of Taurus Petroleum, Inc. and Subsidiaries at September 30, 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Taurus Petroleum, Inc. will continue as a going concern. As more fully discussed in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Simonton, Kutac & Barnidge, L.L.P.

December 15, 1997
                                     F-2

                    TAURUS PETROLEUM, INC. & SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



ASSETS
                                                		September 30,
              	                                	1997 	    		1996

Current Assets:
	Cash and cash equivalents                    	$	797      	$	156
                                             ---------   ---------
		Total Current Assets		                         797	       	156
                                             ---------   ---------
Other assets	                                    	--		    26,844
                                             ---------   ---------
			Total Assets	                               $	797   	$	27,000
                                         ------------- -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities:
	Accounts payable - trade	                 $	26,573	    $	30,000
	Due to related parties		                    14,880       		--
                                           --------     --------
			Total Current Liabilities               		41,453     		30,000
                                           --------     --------
Stockholders' Equity:
	Common stock, par value $.001; authorized
		200,000,000 shares; issued 60,307,749
		shares in 1997 and 1996		                  60,307	     	60,307
	Additional paid-in capital		             3,112,694  		3,111,844
	Accumulated deficit (since date of
		reorganization in November 1994)	     	(3,131,084)		(3,092,578)
                                         -----------  -----------
					                                        41,917     		79,573
Less treasury stock; 353,707
         shares at cost	                   	(82,573)   		(82,573)
                                         -----------  -----------
		Total Stockholders' Deficit		             (40,656)		    (3,000)
                                         -----------  -----------
		Total Liabilities and Stockholders'
                Deficit                      	$	797    	$	27,000
                                       -------------- --------------
The following notes are an integral part of these financial statements

                                      F-3

                     TAURUS PETROLEUM, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   		For the Years Ended
		                                                      September 30,
                                                     		1997    			1996
Operating Revenue:
	Oil and gas sales	                                  $	--	        $	82,782
	Administrative overhead	                             	--		          5,558
                                                   ---------      ---------
				                                                  	--         		88,340

Costs and operating expenses:
	Lease operating, including taxes                    		--	         	59,414
	Depreciation and depletion	                          	--         		12,840
	General and administrative		                       38,653        		50,964
	Management agreement	                                	--	         	60,000
                                                   ---------     ----------
                                               					38,653       		183,218

		Loss from operations	                           	(38,653)	      	(94,878)

Other income (expense):
	Interest expense	                                    	--	           	(482)
	Other		                                               147	            	56
                                                  ---------      ----------
                                                  					147	          	(426)
                                                 ----------      ----------
		Net loss                                      	$	(38,506)	     $	(95,304)

Net loss per common share	                        	$	(0.00)	       $	(0.00)
                                                 ----------      ----------

Weighted average number of
	common shares outstanding                   	$	60,307,749   	$	60,307,749
                                            --------------- ---------------



The following notes are an integral part of these financial statements

                                  TAURUS PETROLEUM, INC. & SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                             For the Years Ended September 30, 1997 and 1996


                                      									 					                         			                          Total
		  				  		                                               Additional			                  			Less	      	Stockholders'
  				                              	Common Stock       		  	Paid-In	 		  Accumulated		    	Treasury		     	(Deficit)
                              		 	Shares	 	    	Amount 		   	Capital		     	Deficit	        		Stock         	Equity


Balance, September 30, 1995	  	60,307,749	     $	60,307	   $	3,082,328  	$	(2,997,274)	   $(82,573)	      $	62,788

Contributed capital	               	--		          --	          	29,516		        --		          -		           29,516

Net loss	                          	--		          --		           --	     	    (95,304)		      --		         (95,304)
                               ----------      --------      ----------   ------------    ---------       ----------
Balance, September 30, 1996		  60,307,749	      	60,307    		3,111,844		   (3,092,578)		   (82,573)		       (3,000)

Contributed capital	               	--	          	-- 	            	850       		 --		          --		             850

Net loss	                          	--	          	--		           --		         (38,506)		      --		         (38,506)
                               ----------      --------      ----------    ------------   ----------      ----------
Balance, September 30, 1997	  	60,307,749     	$	60,307   	$	3,112,694  	$	(3,131,084)   $	(82,573)	     $	(40,656)
                             --------------  ------------ -------------- --------------- -------------  --------------
The following notes are an integral part of these financial statements

                                     F-5

                       TAURUS PETROLEUM, INC. & SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                    		For the Years Ended
		                                                      September 30,
                                                    		1997      			1996
Cash Flows from Operating Activities:
	Net loss	                                       $	(38,506)	     $	(95,304)
	Adjustments to reconcile net loss to
 	  net cash used in operations:
		  Depreciation and depletion		                     --		           12,840
		  Other changes in current assets and
			 liabilities relating to operations	            	10,812      		(128,112)
                                                 -----------     -----------
		Net cash used in operating activities		          (27,694)     		(210,576)

Cash Flows from Investing Activities:
	Net proceeds from sale of property
		and equipment                                    		--	          	311,084
	Decrease (increase) in other assets	              	26,844       		(26,844)
                                                 -----------     -----------
		Net cash (used in) provided by investing
			activities                                       		(850)      		284,240

Cash Flows from Financing Activities:
	Note payments		                                     --	          	(92,358)
	Other                                             		1,491        		16,676
                                                  ----------     -----------
		Net cash provided by (used in)
      financing activities	                          1,491	       	(75,682)
                                                  ----------     -----------
		Net increase (decrease) in cash	                    	641	        	(2,018)

Cash and cash equivalents:

	Beginning of year	                                   	156         		2,174
                                                  ----------      ----------
	End of year                                        	$	797          	$	156
                                               ---------------- ---------------


The following notes are an integral part of these financial statements

                                      F-6

                       TAURUS PETROLEUM, INC. & SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)



                                                 		For the Years Ended
	                                                     	September 30,
                                                  		1997	      		1996

Supplemental disclosure of cash
	flow information:

		Cash paid during the year
		  for interest                                  	$	--	          $	482
                                            ---------------    --------------

























The following notes are an integral part of these financial statements

                                      F-7

                    TAURUS PETROLEUM, INC. & SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1997 and 1996


NOTE 1 - SIGNIFICANT CHANGE OF BUSINESS OPERATIONS

In addition to the change of ownership and control effective July 1, 1996 (See
Note 2), the Company's business and operations have also changed significantly. It has divested itself of all oil and gas assets and will no longer continue in this business. The Company plans to enter into the adult entertainment business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation --- The accompanying consolidated financial statements include the accounts of Taurus Petroleum, Inc. ("TPI" or the "Company") and its wholly owned subsidiaries for years ended September 30, 1997 and 1996. The Company's only significant subsidiary was Ridgeway Exco, Inc. ("Ridgeway"). All intercompany balances and transactions have been eliminated in consolidation, and Ridgeway ceased being a subsidiary in fiscal year ending September 30, 1996.

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

                   TAURUS PETROLEUM, INC. & SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997 and 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Depreciation of other property and equipment is computed on the straight-line method over estimated useful lives ranging from 5 to 10 years.

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

                     TAURUS PETROLEUM, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1997 and 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - NOTES PAYABLE

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

NOTE 4 - INCOME TAXES

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

                      TAURUS PETROLEUM, INC. & SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           September 30, 1997 and 1996

NOTE 5 - STOCK OPTIONS AND COMPENSATION

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

NOTE 6 - MAJOR CUSTOMERS

Sales to individual customers which as a percentage of total revenue exceeded 10% were as follows:

                                               		For the Years Ended
		                                                  September 30,
		Customers		                                    	1997	     		1996

	Detroit of Texas (Gulf Coast Pipeline)	         	--		         64%
	Texaco Trading & Transportation			               --	         	26%

NOTE 7 - RELATED PARTY TRANSACTIONS

Prior to July 1, 1996, TPI was operated by Validus Operating, Inc. (Validus) under a Management Agreement, which was originally effective April 1, 1990, and has been extended through January 31, 1996. Under the terms of this agreement, Validus is entitled to $10,000 per month for its services. Validus is an oil and gas operating company controlled by Thomas P. McDonnell ("McDonnell"). Mr. McDonnell currently serves as a member of the Board of Directors. On December 7, 1992, the Company issued 20,000,000 shares of TPI Common Stock to Validus at $.005 per share as consideration for $100,000 of the management fees payable to Validus. In addition, TPI converted the remaining management fee payable at September 30, 1992 of $99,000 to a long-term note payable. Also on September 30, 1993, TPI converted an additional $50,000 of management fee payable to a long-term note payable. The principal of both notes would have been amortized over a 10-year period at the prevailing monthly prime rate of interest. In an effort to eliminate the liabilities of the Company, the Board of Directors decided to divest all of the oil and gas assets of the Company in exchange for the extinguishment of the debt owed to Validus. These assets were divested to Mr. Thomas P. McDonnell, currently the sole shareholder of Validus Operating, Inc. The liabilities exceeded the asset value of the Company. This transaction was effective July 1, 1996.

                    TAURUS PETROLEUM, INC. & SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1997 and 1996


NOTE 8 - SIGNIFICANT SUBSEQUENT EVENTS

On November 24, 1997, the Company held its Annual Meeting of Stockholders. Several proposals were made, passed and adopted by the Company. Some of the more significant changes were as follows:

- the corporate name is changed to Taurus Entertainment Companies, Inc.
- a reverse common stock split was approved whereby stockholders will have one share for each 300 shares previously held (1:300 shares).
- the articles of incorporation were amended to reduce the number of authorized shares of post reverse-split common stock par value $0.001 to 20,000,000 shares.
- the articles of incorporation were amended to authorize 10,000,000 shares of preferred stock.

NOTE 9 - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

At September 30, 1997 and 1996, capitalized costs and the accumulated depreciation and depletion relating to the Company's oil and gas producing activities, all of which are in the United States, were as follows:

                                                    		September 30,
	                                                	1997	       		1996

Unproved oil and gas properties	                 $	--	           $	--
Proved oil and gas properties	                    	--		            --
Accumulated depreciation and depletion	           	--		            --
                                               --------        --------
	Net capitalized costs	                          $	--           	$	--
                                              -----------   ------------

Costs incurred, capitalized and expensed in connection with oil and gas producing activities for the years ended September 30, 1997 and 1996 were as follows:

                                              		 1997       			1996

Depreciation and depletion	                     $	--	          $	12,640
                                             ------------  --------------

                     TAURUS PETROLEUM, INC. & SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997 and 1996


NOTE 9 - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Continued)

Results of operations from oil and gas producing activities for the years ended
September 30, 1997 and 1996 were as follows:
                                                		1997	       		1996

Oil and gas leases	                              $	--	         $	82,782
Lease operating costs	                            	--	         	(59,414)
Depreciation and depletion		                       --	         	(12,640)
General and administrative	                       	--	         	(10,482)
                                              ----------      -----------
Results of operations for producing
	activities, excluding corporate
	overhead and interest expense                 	$	--	             $	246
                                           ---------------  ---------------

No income taxes are reflected in the above table due to the effect of tax credits and loss carryforwards related to oil and gas producing activities.

A summary of changes in quantities of proved oil and gas reserves for the years ended September 30, 1997 and 1996 is as follows (all reserves are proved developed) (unaudited):

                                                  		Gas		       	Oil
                                                		 (MCF)	    	 	(Bbls.)

Balances, September 30, 1995		                  1,029,354	      	6,203

Sales of Reserves in Place	                   	(1,004,851)    		(5,046)
Production		                                      (24,503)    		(1,157)
                                               -----------     ---------
Balances, September 30, 1996	                       	--		         --
                                               -----------     ---------
Balances, September 30, 1997	                       	--	         	--
                                               -----------     ---------
There were no discounted future net cash flows relating to proved oil and gas reserves at September 30, 1997 and 1996.

                     TAURUS PETROLEUM, INC. & SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1997 and 1996


NOTE 9 - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Continued)

The changes in the standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the years ended September 30, 1997 and 1996 are as follows (unaudited):

                                              		1997          			1996

Sales of oil and gas produced, net
	of production costs	                           $	--	            $	--
Net change in prices and production costs       		--	             	--
Revisions of previous quantity estimates	        	--	             	--
Sales of reserves in place	                      	--          		(368,936)
Net change in discount	                          	--	             	--
Other	                                           	--             		--
                                              ---------        -----------
		Net increase (decrease)	                       	--          		(368,936)

Beginning of period	                             	--           		368,936
                                              ---------        -----------
End of period	                                  $	--	            $	--
                                            --------------   -------------
The estimate of proved reserves and related valuations for 1997 and 1996 were determined by an independent petroleum-engineering firm.  The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were presented in accordance with the provisions of Statement of Financial Accounting Standard No. 69.  The
standardized measure does not purport to represent the fair market value of the
Company's proved oil and gas reserves.  An estimate of fair market value would also take into account, among other factors, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.  Under the standardized measure future cash inflows were computed by applying year-end prices to estimated future production of year-end reserves.  Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.  No future income taxes are reflected due to the effect of tax credits and loss carryforwards related to oil and gas producing activities.  Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows.








                                 SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TAURUS ENTERTAINMENT COMPANIES, INC.


Date		Decmeber 19, 1997		By	           /s/ Eric Langan
                                      --------------------------------
                                           Eric Langan
                                           Director and  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant and in the capacity and on the date indicated.


Date		December 19, 1997		By	         /s/ Eric Langan
                                    -----------------------------------
                                         Eric Langan
                                         Director and President


Date		December 19, 1997			          /s/ Stephen E. Fischer

                                   -------------------------------------
                                        Stephen E. Fischer, Director


Date		December 19, 1997			          /s/ Mitchell White
                                   -------------------------------------
                                        Mitchell White, Director


Date		December 19, 1997			          /s/ Michael Thurman
                                   --------------------------------------
                                        Michael Thurman, Director

Date
                                   --------------------------------------
                                        Christopher N. Curnow, Director


Date		December 19, 1997			          /s/ William B. Weekley
                                   ----------------------------------------
                                        William B. Weekley, Chief Financial
                                        Officer






EXHIBIT 3(i)

                           	ARTICLES OF AMENDMENT
                                  	TO THE
	                        ARTICLES OF INCORPORATION
	                        OF TAURUS PETROLEUM, INC.
	                          CHANGING ITS NAME TO
	                  TAURUS ENTERTAINMENT COMPANIES, INC.


Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

FIRST:  The name of the corporation is Taurus Petroleum, Inc.

SECOND: The following amendments to the Articles of Incorporation were adopted on November 24, 1997, as prescribed by the Colorado Business Corporation Act, in the manner marked with an X below:

_____		No shares have been issued or Directors Elected-Action by
       Incorporators.

_____		No shares have been issued but Directors Elected-Action by Directors.

_____		Such amendment was adopted by the board of directors where shares have been issued and shareholder action was not required.

  X   	Such amendment was adopted by a vote of the shareholders.  The
_____  number of shares voted for the amendment was sufficient for approval.

ARTICLE I -- NAME shall be amended to read as follows:

 "The name of the Corporation is Taurus Entertainment Companies, Inc."

ARTICLE V -- CAPITAL  shall be amended to read as follows:

(a) 	The aggregate number of shares of common stock which the corporation shall have authority to issue is twenty million (20,000,000) shares with $0.001 par value which shall be designated as common stock.  No share of common stock shall be issued until it has been paid for and it shall thereafter be non-
assessable."


(b)	The aggregate number of shares of preferred stock which the
corporation shall have authority to issue is ten million (10,000,000) shares of
preferred stock with a par value of $0.01.   No share of preferred stock shall
be issued until it has been paid for and it shall thereafter be non-assessable

(c) 	The Preferred Stock may be divided into and issued in one or more series.  The preferences, limitations, and relative rights of the Preferred
Stock may vary between series in any and all respects, but shall not vary within a series.  The Board of Directors may establish one or more series of unissued shares of the Preferred Stock and fix and determine the preferences, limitations, and relative rights of any series to the fullest extent set forth herein and permitted by Colorado law, as now or hereafter in force.  The Board of Directors may increase or decrease the number of shares within each such series; provided, however, that the Board of Directors may not decrease the number of shares within a series below the number of shares within such series that is then issued.  The preferences, limitations, and relative rights of any
Preferred Stock to be issued shall be fixed by the Board of Directors adopting a resolution or resolutions to such effect and filing a statement with respect thereto as required by the Colorado law."


THIRD: If changing corporate name, the new name of the corporation is Taurus
Entertainment Companies, Inc.

FOURTH: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows: Not applicable.

If these amendments are to have a delayed effective date, please list that date:
Not applicable.
	(Not to exceed ninety (90) days from the date of filing)

                               Taurus Petroleum, Inc., changing its name to Taurus Entertainment Companies, Inc.


               Signature	       /s/ Stephen E. Fischer
                               ------------------------------------
                                   Stephen E. Fischer
                   Title          		President



