Form 10QSB
period 1997-12-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 1998-02-23
CIK 225926

_____________________________________________________________

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                  FORM 10-QSB
                               _________________

[X]	 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934; For the Quarterly Period Ended: December 31, 1997

[ ] 	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

Commission File Number: 000-08835

                      TAURUS ENTERTAINMENT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)
                       formerly TAURUS PETROLEUM, INC.

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

At February 18, 1998, approximately 3,840,141 shares of post-reverse stock split common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one);   Yes [ ] No [x]

                      TAURUS ENTERTAINMENT COMPANIES, INC.


                                    CONTENTS




PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)                           3

Balance Sheet as of  December 31, 1997                             4

Statement of Operations --
Three months ended December 31, 1997 and 1996                      6

Statement of Changes in Stockholders Equity --
Three months ended December 31, 1997                               7

Statement of Cash Flow --
Three months ended December 31, 1997 and 1996                      8

Notes to Consolidated Financial Statements                         9

Item 2.	Management's Discussion and Analysis of Financial
          Condition and Results of Operations	                    13

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders     II-1

Item 5. 	Other Events                                           II-2

Item 6.  	Exhibits and Reports on Form 8-K                      II-2

SIGNATURES                                                      II-2

                       TAURUS ENTERTAINMENT COMPANIES, INC.

                          Quarterly Report on Form 10-QSB

                                    Index


	Part I.  Financial Information

	Item I. Financial Statements (unaudited)

		Balance Sheet - December 31, 1997

		Statement of Operations -
			Three Months Ended December 31, 1997 and 1996

		Statement of Changes in Stockholders' Equity
			Three Months Ended December 31, 1997

		Statement of Cash Flows -
			Three Months Ended December 31, 1997 and 1996

		Notes to Unaudited Financial Statements

                       TAURUS ENTERTAINMENT COMPANIES, INC.


                                  BALANCE SHEET
                                   (Unaudited)

                                December 31, 1997



ASSETS
Current Assets:
	Trade receivables	                                         $	12,248
	Employee advances	                                           	7,479
	Due from stockholder	                                        	3,000
	Prepaid rent	                                                	4,500
                                                            __________
			Total Current Assets		                                     27,227
                                                            __________
Property and Equipment:
	Buildings                                                 		860,000
	Furniture and fixtures	                                    	305,705
	Equipment		                                                  88,629
	Leasehold improvements	                                     	47,196
	Accumulated depreciation		                                  (74,196)
				                                                       ___________
                                                           	1,227,334
	Land		                                                     	 752,732
                                                           ___________
			Total Property and Equipment	                           	1,980,066
                                                           ___________
Other Assets:
	License		                                                   225,000
	Notes receivable	                                           	32,131
	Other                                                      		51,400
                                                           ___________
			Total Other Assets	                                      	308,531
                                                         _____________
			Total Assets	                                         $	2,315,824
                                                       =================

The following notes are an integral part of these unaudited financial statements.

                        TAURUS ENTERTAINMENT COMPANIES, INC.


                                   BALANCE SHEET
                                    (Unaudited)

                                 December 31, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
	Bank overdraft	                                             		$	916
	Accounts payable and accrued liabilities			                	150,020
	Current portion of notes payable			                        	290,230
                                                           __________
			Total Current Liabilities                               		441,166
                                                           __________
Long-term portion of notes payable	                       	1,380,133
                                                           __________
Stockholders' Equity:
	Common stock, par value $.001; authorized
		20,000,000 shares; 3,840,141 issued and
		outstanding shares	                                         	3,840
	Additional paid-in capital		                              3,706,799
	Accumulated deficit (since date of
		reorganization in November 1994)		                      (3,133,541)

Less treasury stock, 1,179 shares at cost		                  (82,573)
                                                          ___________
		Total Stockholders' Equity		                               494,525
                                                         ____________
		Total Liabilities and Stockholders' Equity	            $	2,315,824
                                                       ================

The following notes are an integral part of these unaudited financial statements.

                     TAURUS ENTERTAINMENT COMPANIES, INC.

                          STATEMENT OF OPERATIONS
                                (Unaudited)


                                                            		For the
	                                                        Three Months Ended
                                                           	December 31,
                                                      	1997	         		1996
                                                      ______          ______
Operating Revenue:
	Revenues                                          	$	653,419       	$	--
	Other	                                                	--         	   	147
                                                    _________      __________
                                                 					653,419         		147
                                                    _________      __________
Cost of goods sold	                                   	43,093        		--
                                                    _________      __________
Gross profit                                        		610,326        		--
                                                    _________      __________
Expenses:
	General and administrative	                         	593,960	         	997
                                                    _________      __________
                                                 					593,960		         997
                                                    _________      __________
		Income (loss) from operations		                      16,366        		(850)

Other income (expense):
	Interest expense		                                    18,823	         	--
                                                    __________     __________
		Net loss	                                          $	(2,457)      	$	(850)
                                                    ===========    ==========
Net loss per common share	                            $	(0.00)     	$	(0.00)
                                                   ============   ===========
Weighted average number of
	common shares outstanding	                       	36,567,954 	 	60,307,749
                                                  ============  =============

The following notes are an integral part of these unaudited financial statements.

                                             TAURUS ENTERTAINMENT COMPANIES, INC.


                                           STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                            For the Three Months Ended December 31, 1997
                                                                 (Unaudited)


                                                                          																	                           Total
					  			                                                            Additional               			  	  	Less		   	Stockholders'
			                                      		Common Stock	              	Paid-In			   Accumulated	  	  	Treasury		  	(Deficit)
   				                             	Shares		       	Amount	         		Capital		      	Deficit		      	Stock		   	  Equity


Balance, September 30, 1997	       	60,307,749	     $	60,307	       $	3,112,694	   $	(3,131,084)	   $	(82,573)	   $	(40,656)

Reverse stock split	              	(60,110,108)    		(60,110)		           --		            --		            --	       (60,110)

Net loss		                               --	           	--	              	--		           (2,457)		        --		       (2,457)

Shares issued in exchange for
	asset acquired	                    	3,642,500	       	3,643          		594,105		         --		            --		      594,105
                                     _________       _______         ___________    _____________   __________    _________
Balance, December 31, 1997		         3,840,141	      $	3,840	        $	3,706,799	   $	(3,133,541)	  $	(82,573)	   $	494,595
                                     =========       =======         ===========    =============   ==========    =========

The following notes are an integral part of these unaudited financial statements.

                        TAURUS ENTERTAINMENT COMPANIES, INC.


                              STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                             		For the
	                                                        	Three Months Ended
		                                                           December 31,
	                                                       	1997	        		1996

Cash Flows from Operating Activities:
	Net loss                                          	$	(2,457)         	$	(850)
	Adjustments to reconcile net loss to
 	  net cash used in operations:
		  Depreciation and depletion		                      21,141            		--
		  Increase in receivables		                        (22,727)	           	--
		  Increase in prepaid expenses		                    (4,500)           		--
		  Increase in accounts payable		                   150,936            		--
		  Increase in current portion of
			notes payable		                                   290,230	            	--
                                                  __________          ________
		Net cash provided by (used in) operating
			activities	                                      	432,623           		(850)

Cash Flows from Investing Activities:
	Acquisition of property and equipment	          	(1,980,066)	           	--
	Increase in other assets	                         	(308,531)	           	--
                                                  ___________          _______
		Net cash provided by (used in) investing
			activities                                   		(2,288,597)           		--
                                                  ___________          _______
Cash Flows from Financing Activities:
	Notes payable		                                   1,380,133	            	--
	Capital contributions, net	                        	474,769            		850
                                                  __________           _______
		Net cash from financing activities	             	1,854,902            		850
                                                  ___________          _______
		Net increase (decrease) in cash	                   	(1,072)	           	--

Cash and cash equivalents:
	Beginning of period		                                   156		            156
                                                  ___________          _______
	End of period	                                       $	(916)	          $	156
                                                  ===========          =======
Supplemental disclosure of cash
	flow information:
		Cash paid during the period
			for interest	                                    $	18,823	           $	--
                                                  ============        =========

The following notes are an integral part of these unaudited financial statements.

                        TAURUS ENTERTAINMENT COMPANIES, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                  December  31, 1997
                                     (Unaudited)


NOTE 1 - GENERAL

The accounting policies followed by Taurus Entertainment Companies, Inc. (the "Company"), formerly named Taurus Petroleum, Inc., are set forth in the notes to the Company's audited financial statements in the report on Form 10-K filed for the year ended September 30, 1997, which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes with those financial statements for additional details of the Company's financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. Any and all adjustments are of a "normal recurring nature".

In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1997, and the results of operations and cash flows for the three month periods ended December 31, 1997 and 1996.

NOTE 2 - ACQUISITION OR DISPOSITION OF ASSETS

On December 31, 1997, Taurus Entertainment Companies, Inc. (the "Company"), entered into an Asset Purchase Agreement (the "Enigma Agreement") with The Enigma Group, Inc. ("Enigma") which provided for the acquisition by the Company of substantially all of the assets of Enigma (the "Enigma Assets"). The Enigma Assets consisted of: (i) certain real estate commonly known as 410 N. Sam Houston Parkway E. Houston, Texas 77060 (the "Enigma Location"); (ii) furniture, fixtures, equipment, goods, and other personal property of Enigma as such existed on December 31, 1997, located at the Enigma Location (the "Personal Property"); (iii) Enigma's lease interest as lessor for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles.

Pursuant to the terms of the Enigma Agreement, as consideration for the Enigma Assets, the Company paid to Enigma 350,000 shares of common stock of the Company valued at $1.00 per share. The Enigma Agreement was the result of negotiations between the Company and Enigma and was based on numerous factors including the Company's estimate of the value of the Enigma Location and the Personal Property. Eric Langan and Stephen E. Fischer, directors of the Company, controlled Enigma.

                        TAURUS ENTERTAINMENT COMPANIES, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  December  31, 1997
                                       (Unaudited)

NOTE 2 - ACQUISITION OR DISPOSITION OF ASSETS (Continued)

The lessee of the Enigma Location is Atcomm Services, Inc. ("Atcomm"), which operates an adult entertainment business. The Company, through its wholly owned subsidiary Broadstreets Cabaret, Inc. ("Broadstreets"), entered into an Asset Purchase Agreement with Atcomm which provided for the acquisition by the Company of substantially all of the assets of Atcomm (the "Atcomm Agreement").
 The assets acquired by Broadstreets consisted of: (i) all right, title, interest and claim to the permit to operate a sexually oriented business at the Enigma Location; (ii) all inventory located at the Enigma Location; (iii) Atcomm's lease interest as lessee for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles. The Company intends to continue to operate the adult nightclub at this location.

Pursuant to the terms of the Asset Purchase Agreement with Atcomm, Broadstreets agreed to pay, as consideration, $225,000 to Atcomm, payable pursuant to the terms of a four year unsecured promissory note of Broadstreets, payable monthly, in arrears and bearing interest at the rate of six percent (6%) per annum. The Atcomm Agreement was the result of negotiations between the Company and Atcomm and was based on numerous factors including the Company's estimate of the value of the sexually oriented business permit owned by Atcomm, current revenues of Atcomm and the leasehold rights held by Atcomm. Atcomm is owned by the son of Stephen E. Fischer, a director of the Company. Mr. Fischer abstained on voting on this transaction.

On December 31, 1997, the Company entered into an Exchange Agreement with the members of Citation Land, L.L.C. (the "Citation Agreement") which provided for the acquisition by the Company of all of the outstanding membership interests in Citation Land, L.L.C. ("Citation"). Citation owns certain real estate in Houston, Texas at which another company, XTC Cabaret, Inc. ("XTC") operates an adult entertainment business (the "XTC Location"). As discussed below, the Company has acquired all of the stock of XTC and intends to continue operating an adult entertainment business at the XTC Location. Citation also owns approximately 350 acres of ranch land in Brazoria County, Texas, 50 acres of raw land in Wise County, Texas, and owns options to purchase real estate in Austin, Texas and San Antonio, Texas, at which the Company contemplates operating adult entertainment businesses.

                       TAURUS ENTERTAINMENT COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December  31, 1997
                                    (Unaudited)

NOTE 2 - ACQUISITION OR DISPOSITION OF ASSETS (Continued)

Pursuant to the terms of the Citation Agreement, the Company paid to the Citation Stockholders an aggregate of 2,500,000 shares of common stock of the Company which the Company valued at $1.00 per share. The Citation Agreement was the result of negotiations between the Company and the members of Citation and was based on numerous factors including the Company's estimate of the value of the assets of Citation which the Company estimated, based upon the existing lease, the estimated value of the real estate and the options, to be approximately $2,500,000. Eric Langan, Chairman of the Board of the Company controlled Citation. Mr. Langan abstained on voting on this transaction.

On December 31, 1997, the Company entered into a Stock Exchange Agreement with the stockholders of XTC Cabaret, Inc. (the "XTC Agreement") which provided for the acquisition by the Company of all of the outstanding stock of XTC Cabaret, Inc. ("XTC"). XTC operates three adult entertainment businesses, two in Houston and one in Austin. Citation is the landlord of one of XTC's adult nightclubs in Houston, Texas and has an option to purchase the real estate in Austin. The Company intends to continue operating XTC as an adult entertainment business.

Pursuant to the terms of the XTC Agreement, the Company paid the XTC Stockholders an aggregate of 525,000 shares of common stock of the Company valued at $1.00 per share. The XTC Agreement was the result of negotiations between the Company and the XTC Stockholders and was based on numerous factors including the Company's estimate of the value of the assets of XTC which the Company estimated, based upon current operations and future revenues from its three existing adult nightclubs to be approximately $525,000. Eric Langan, Chairman of the Board of the Company and Mitchell White, director of the Company, are the sole stockholders of XTC. Messrs. Langan and White abstained on voting on this transaction.

NOTE 3 - STOCKHOLDERS' EQUITY

In November 1997, the Company's stockholders' approved a 1 for 300 reverse common stock split and the number of authorized shares of common stock was reduced from 200,000,000 to 20,000,000. Additionally, the Company authorized 10,000,000 shares of preferred stock.

NOTE 4 - GOING CONCERN

These financial statements have been prepared on the "going concern" basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

                         TAURUS ENTERTAINMENT COMPANIES, INC.

                             NOTES TO FINANCIAL STATEMENTS

                                  December  31, 1997
                                      (Unaudited)

NOTE 4 - GOING CONCERN (Continued)

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

GENERAL

In December 1997 the Company entered into the Adult Entertainment Industry through the acquisition of two nude cabarets and one topless cabaret in Houston, Texas and one nude cabaret in Austin, Texas. Prior to this period the Company had divested all of its assets and was effectively a "shell company" with no existing operation.

RESULTS OF OPERATIONS

Revenues increased $653,419 for the first quarter ended December 31, 1997 compared to $ 0 in the first quarter ended December 31, 1996. The increase in revenues is a result of the acquisition of several Adult Entertainment establishments during the first quarter ended December 31, 1997.

Cost of goods sold was 43,903 for the first quarter ended December 31, 1997 compared with $0 for the first quarter ended December 31, 1996. The increase in revenues is a result of the acquisition of several Adult Entertainment establishments during the first quarter ended December 31, 1997.

General and administrative costs were $593,960 for the first quarter of fiscal 1998 compared to $997 for the same fiscal period in 1997. The increase is due to the acquisition of several Adult Entertainment establishments, the costs associated with the annual shareholders meeting and the reverse stock split.

Interest expense during the first quarter increased to $18,823 versus $0 for the same period in 1996. This increase is a result of the acquisition and financing of several pieces of real estate associated with the companies business operations.

Net Losses for the first quarter of fiscal 1998 were ($2,457) compared to losses of ($850) for the first quarter of fiscal 1997.

ANTICIPATED INCREASE IN REVENUES

The Company further anticipates revenues to increase as a result of the purchase of a topless cabaret in Houston, Texas as disclosed in the Company's Form 8-K dated December 31, 1997 which was filed on January 15, 1998. The Company believes it will be profitable in the second quarter of 1998 as a result of an anticipated increase in revenue and the reduction of certain General and Administrative expenses in the first fiscal quarter of 1998 that were associated with the Annual Shareholders Meeting and the Company's reverse stock split.

SPECIAL NOTE REQUARDING FORWARD LOOKING INFORMATION

The Management Discussion and Analysis contains various "forward looking statements" which represents the Company's expectations or beliefs concerning future events and involves a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated include risk and uncertainties relating to the continuation of operations and/or the anticipated increase in future revenues.

                                    	PART II

                                	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on November 24, 1997.

(a) A new Board of five Directors was elected consisting of Eric Langan, Stephen E. Fischer, Mitchell White, Christopher N. Curnow and Michael Thurman. No other directors continued in office.

Director	                       		For
Eric Langan			                 46,608,969
Stephen E. Fischer		           46,608,969
Mitchell White 	              	46,608,969
Christopher N. Curnow         	46,608,969
Michael Thurman	              	46,608,969

(b) The Shareholders voted to change the name of the Company to Taurus Entertainment Companies, Inc.

For			               Against		           Abstain
46,609,475	          	1,464		             	374

(c)  	The Shareholders voted to effectuate a one share for 300 shares (1 : 300)
reverse stock split of the issued and outstanding shares of common stock of the Company.

For	               	Against	            	Abstain
46,609,751		         4,377		             	1,377

(d)  	The Shareholders voted to reduce the number of the Company's authorized shares of common stock par value $0.001 to 20,000,000 shares.

For	              	Against	             	Abstain
46,609,111		         4,896	             		1,498

(e)  	The Shareholders voted to authorize 10,000,000 shares of Preferred Stock of the Company.

For	             		Against	             	Abstain
46,605,840		         4,170	             		1,281

(f)	  The Shareholders voted to ratify the selection of Simonton, Kutac &
Barnidge L.L.P., Certified Public Accountants as the Company's independent auditor for the fiscal year ending 1997.

For		             	Against  	           	Abstain
46,609,929		           434	               		928

Item 5.	OTHER EVENTS

During December 1997, the Company acquired two nude cabarets and one topless bar in Houston, Texas, and one nude bar in Austin, Texas. The nude cabarets in Houston operate under the name XTC Cabaret, while the Houston topless bar, located near George Bush Intercontinental Airport, operates under the name Broadstreets Cabaret. The Austin nude bar operates under the name of XTC Cabaret. In addition to owning these cabaret operations, the Company also owns and manages the related real estate at three of its four locations. The Company filed a Current Report on Form 8-K on January 15, 1998 reporting these acquisitions.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) 	Exhibits required by Item 601 of Regulation SB

             (2) Exhibit 27.1         	Financial Data Schedule

(b)	Reports on Form 8-K

                 None.



                               	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       TAURUS ENTERTAINMENT COMPANIES, INC.

Date: February 20, 1998			             	By:	         /s/ Eric Langan
                                              _____________________________
                                                Eric Langan, Chairman and
                                                 Chief Accounting Officer