Form 10QSB/A
period 1997-12-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 1998-05-28
CIK 225926

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                           FORM 10-QSB AMENDMENT NO. 1
                                _________________

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

                           16770 Hedgecroft, Suite 714
                              Houston, Texas 77060
          (Address of principal executive offices, including zip code)

                                 (281) 820-1181
              (Registrant's telephone number, including area code)

    Check whether the issuer (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.Yes [x] No [ ]

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

                      TAURUS ENTERTAINMENT COMPANIES, INC.


                                    CONTENTS
                                    --------




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial  Statements  (Unaudited)

          Balance  Sheet  as  of    December  31,  1997

          Statement  of  Operations  --
               Three  months  ended  December  31,  1997  and  1996

          Statement  of  Changes  in  Stockholders  Equity  --
               Three  months  ended  December  31,  1997

          Statement  of  Cash  Flow  --
               Three  months  ended  December  31,  1997  and  1996

          Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION
------------------------------

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

Item 5.   Other  Events

Item 6.   Exhibits  and  Reports  on  Form  8-K

SIGNATURES
----------

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                     AMENDED QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----


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

          Statement  of  Operations  -
               Three  Months  Ended  December  31,  1997  and  1996

          Statement  of  Changes  in  Stockholders'  Equity
               Three  Months  Ended  December  31,  1997

          Statement  of  Cash  Flows  -
               Three  Months  Ended  December  31,  1997  and  1996

          Notes  to  Unaudited  Financial  Statements

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)

                                DECEMBER 31, 1997
                                -----------------

ASSETS
------
Current Assets:
  Cash. . . . . . . . . . . . . . .  $   16,370
  Trade receivables . . . . . . . .      12,248
  Employee and stockholder advances       9,479
  Accounts receivable - other . . .       2,876
  Notes receivable. . . . . . . . .      32,131
  Inventory . . . . . . . . . . . .       6,500
  Prepaid rent. . . . . . . . . . .       4,500
                                     -----------

      Total Current Assets. . . . .      84,104
                                     -----------

Property and Equipment:
  Buildings . . . . . . . . . . . .     907,195
  Furniture and fixtures. . . . . .     305,705
  Equipment . . . . . . . . . . . .      88,629
  Accumulated depreciation. . . . .    (134,593)
                                     -----------
                                      1,166,936
  Land. . . . . . . . . . . . . . .     762,732
                                     -----------

      Total Property and Equipment.   1,929,668
                                     -----------

Other Assets:
  Other . . . . . . . . . . . . . .      54,400
                                     -----------

      Total Other Assets. . . . . .      54,400
                                     -----------

      Total Assets. . . . . . . . .  $2,068,172
                                     ===========



The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)

                                DECEMBER 31, 1997
                                -----------------



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Bank overdraft. . . . . . . . . . . . . . . .  $    23,162
  Accounts payable and accrued liabilities. . .       72,969
  Accounts payable - related party. . . . . . .       14,880
  Income taxes payable. . . . . . . . . . . . .       70,527
  Notes payable - related party . . . . . . . .       10,770
  Current portion of notes payable. . . . . . .      299,040
                                                 ------------

      Total Current Liabilities . . . . . . . .      491,348
                                                 ------------

Long-term portion of notes payable. . . . . . .    1,371,323
                                                 ------------

Stockholders' Equity:
  Common stock, par value $.001; authorized
    20,000,000 shares; 3,840,141 issued and
    outstanding shares. . . . . . . . . . . . .        3,676
  Additional paid-in capital. . . . . . . . . .    6,644,325
  Accumulated deficit (since date of
    reorganization in November 1994). . . . . .   (6,359,927)

Less treasury stock, 1,179 shares at cost . . .      (82,573)
                                                 ------------

    Total Stockholders' Equity. . . . . . . . .      205,501
                                                 ------------

    Total Liabilities and Stockholders' Equity.  $ 2,068,172
                                                 ============



The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (UNAUDITED)

                                        For the
                                   Three Months Ended
                                      December 31,
                                 ---------  ------------
                                   1997         1996
                                 ---------  ------------
Operating Revenue:
  Cover charge revenue. . . . .  $     --   $        --
  Bar and food sales revenue. .        --            --
  Floor fee revenue . . . . . .        --            --
  Other revenue . . . . . . . .        --           147
                                 ---------  ------------
    Total Operating Revenues. .        --           147
                                 ---------  ------------

Operating Expenses:
  Costs of sales. . . . . . . .        --            --
  General and administrative. .    15,363            --
  Salaries and wages. . . . . .        --            --
  Contract labor. . . . . . . .        --            --
  Rent and utilities. . . . . .         -            --
  Taxes and insurance . . . . .        --            --
  Advertising . . . . . . . . .        --            --
  Legal and professional. . . .    35,017            --
  Depreciation and amortization        --            --
                                 ---------  ------------
    Total Operating Expenses. .    50,380            --
                                 ---------  ------------

Loss from operations. . . . . .   (50,380)           --

Other income (expense):
  Interest expense. . . . . . .        --            --
                                 ---------  ------------

Loss before income tax  expense   (50,380)           --

Income tax expense. . . . . . .         -            --
                                 ---------  ------------

Net loss. . . . . . . . . . . .  $(50,380)  $      (850)
                                 =========  ============

Net loss per common share:
    Basic and diluted . . . . .  $  (0.25)  $     (0.00)
                                 =========  ============

Weighted average number of
  common shares outstanding:
    Basic and diluted . . . . .   201,026    60,307,749
                                 =========  ============



The following notes are an integral part of these unaudited financial statements.

                                      TAURUS ENTERTAINMENT COMPANIES, INC.
                                      ------------------------------------

                                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  --------------------------------------------

                                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                  --------------------------------------------
                                                  (UNAUDITED)


                                                                                                      Total
                                                          Additional                      Less     Stockholders'
                                     Common Stock          Paid-In       Accumulated    Treasury    (Deficit)
                               -----------------------
                                  Shares      Amount       Capital         Deficit       Stock        Equity
                               ------------  ---------  --------------  -------------  ----------  -------------
Balance, September 30, 1997 .   60,307,749   $ 60,307   $    3,112,694  $ (3,131,084)  $ (82,573)  $    (40,656)

Reverse stock split . . . . .  (60,106,723)   (60,106)          60,106            --          --             --

Issuance of common shares . .      100,000        100           99,900            --          --        100,000

Shares issued in exchange for
  asset acquired. . . . . . .    3,375,000      3,375        3,371,625            --          --      3,375,000

Deemed dividend . . . . . . .           --         --               --    (3,178,463)         --     (3,178,463)

Net loss. . . . . . . . . . .           --         --               --       (50,380)         --        (50,380)
                               ------------  ---------  --------------  -------------  ----------  -------------
Balance, December 31, 1997. .    3,676,026   $  3,676   $    6,644,325  $ (6,359,927)  $ (82,573)  $    205,501
                               ============  =========  ==============  =============  ==========  =============



             The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)

                                                    For the
                                              Three Months Ended
                                                 December 31,
                                              ------------------
                                                 1997      1996
                                              ----------  ------
Cash Flows from Operating Activities:
  Net loss . . . . . . . . . . . . . . . . .  $ (50,380)  $(850)
  Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation and depletion . . . . . .         --      --
      Increase in receivables. . . . . . . .         --      --
      Increase in prepaid expenses . . . . .         --      --
      Increase in accounts payable . . . . .    (34,047)     --
      Increase in current portion of
      notes payable. . . . . . . . . . . . .         --      --
                                              ----------  ------

    Net cash provided by (used in) operating
      activities . . . . . . . . . . . . . .    (84,427)   (850)

Cash Flows from Investing Activities:
  Acquisition of property and equipment. . .         --      --
  Increase in other assets . . . . . . . . .         --      --
                                              ----------  ------

    Net cash provided by (used in) investing
      activities . . . . . . . . . . . . . .         --      --
                                              ----------  ------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock . . . .   (100,000)     --
  Capital contributions, net . . . . . . . .         --     850
                                              ----------  ------

    Net cash from financing activities . . .   (100,000)    850
                                              ----------  ------

    Net increase (decrease) in cash. . . . .     15,573      --

Cash and cash equivalents:
  Beginning of period. . . . . . . . . . . .        797     156
                                              ----------  ------
  End of period. . . . . . . . . . . . . . .  $  16,370   $ 156
                                              ==========  ======

Supplemental disclosure of cash
  flow information:
    Cash paid during the period
      for interest . . . . . . . . . . . . .  $      --   $  --
                                              ==========  ======



The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               DECEMBER  31, 1997
                               ------------------
                                   (UNAUDITED)


NOTE  1  -  GENERAL
-------------------

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

NOTE  2  -  ACQUISITION  OR  DISPOSITION  OF  ASSETS
----------------------------------------------------

On December 31, 1997, Taurus Entertainment Companies, Inc. (the "Company"), entered into an Asset Purchase Agreement (the "Enigma Agreement") with The Enigma Group, Inc. ("Enigma") which provided for the acquisition by the Company of substantially all of the assets of Enigma (the "Enigma Assets"). The Enigma Assets consisted of: (i) certain real estate commonly known as 410 N. Sam Houston Parkway E. Houston, Texas 77060 (the "Enigma Location") which is the existing location of Broadstreets Cabaret, an adult entertainment cabaret ("Broadstreets Cabaret"); (ii) furniture, fixtures, equipment, goods, and other personal property of Enigma as such existed on December 31, 1997, located at the Enigma Location (the "Personal Property"); (iii) Enigma's lease interest as lessor for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles.

Pursuant to the terms of the Enigma Agreement, as consideration for the Enigma Assets, the Company paid to Enigma 350,000 shares of common stock of the Company valued at $1.00 per share. Plus, the Company assumed approximately $578,000 of debt associated with the real estate. The Enigma Agreement was the result of negotiations between the Company and Enigma and was based on numerous factors including the Company's estimate of the value of the Enigma Location and the Personal Property. Eric Langan and Stephen E. Fischer, directors of the Company, controlled Enigma. Mr. Langan and Mr. Fischer abstained from voting on this transaction.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               DECEMBER  31, 1997
                               ------------------
                                   (UNAUDITED)


NOTE  2  -  ACQUISITION  OR  DISPOSITION  OF  ASSETS  (CONTINUED)
----------------------------------------------------------------

The lessee of the Enigma Location is Atcomm Services, Inc. ("Atcomm"), which operates Broadstreets Cabaret. The Company, through its wholly owned subsidiary Broadstreets Cabaret, Inc. ("Broadstreets"), entered into an Asset Purchase Agreement with Atcomm which provided for the acquisition by the Company of substantially all of the assets of Atcomm (the "Atcomm Agreement"). The assets acquired by Broadstreets consisted of: (i) all right, title, interest and claim to the permit to operate a sexually oriented business at the Enigma Location;
(ii) all inventory located at the Enigma Location; (iii) Atcomm's lease interest as lessee for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles. The Company intends to continue to operate the adult nightclub at this location.

Pursuant to the terms of the Asset Purchase Agreement with Atcomm, Broadstreets agreed to pay, as consideration, $225,000 to Atcomm, payable pursuant to the terms of a four year unsecured promissory note of Broadstreets, payable monthly, in arrears and bearing interest at the rate of six percent (6%) per annum. The Atcomm Agreement was the result of negotiations between the Company and Atcomm and was based on numerous factors including the Company's estimate of the value of the sexually oriented business permit owned by Atcomm, current revenues of Atcomm and the leasehold rights held by Atcomm. Atcomm was owned by the son of Stephen E. Fischer, a director of the Company. Mr. Fischer abstained on voting on this transaction.

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

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               DECEMBER  31, 1997
                               ------------------
                                   (UNAUDITED)


NOTE  2  -  ACQUISITION  OR  DISPOSITION  OF  ASSETS  (CONTINUED)
----------------------------------------------------------------

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

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               DECEMBER  31, 1997
                               ------------------
                                   (UNAUDITED)


NOTE  2  -  ACQUISITION  OR  DISPOSITION  OF  ASSETS  (CONTINUED)
----------------------------------------------------------------

Each of the aforementioned acquired businesses has common ownership with the Company as noted. The transaction was accounted for using the purchase method as follows:

                                  Atcomm
                              Services, Inc      The
                                  d/b/a         Enigma      Citation       XTC
                               Broadstreets     Group,       Land,       Cabaret,
                                 Cabaret         Inc.         LLC          Inc.        Total
                              --------------  ----------  ------------  ----------  ------------
  Assets . . . . . . . . . .  $        6,500  $ 868,269   $ 1,123,943   $ 197,119   $ 2,195,831
  Liabilities. . . . . . . .              --   (578,665)   (1,025,210)   (170,419)   (1,774,294)
                              --------------  ----------  ------------  ----------  ------------
    Net tangible assets. . .           6,500    289,604        98,733      26,700       421,537
                              --------------  ----------  ------------  ----------  ------------

  Consideration Paid:
    Issuance of note payable         225,000         --            --          --       225,000
    Common stock issued
       at $1 per share . . .              --    350,000     2,500,000     525,000     3,375,000
                              --------------  ----------  ------------  ----------  ------------
    Total Consideration. . .         225,000    350,000     2,500,000     525,000     3,600,000
                              --------------  ----------  ------------  ----------  ------------

  Dividend paid to
    shareholders . . . . . .  $      218,500  $  60,396   $ 2,401,267   $ 498,300   $ 3,178,463
                              ==============  ==========  ============  ==========  ============


Treatment of the excess cash consideration paid for the acquired businesses is accounted for as a deemed dividend in accordance with generally accepted accounting principles. Goodwill was not recorded since this transaction was consummated with related parties and this treatment would have constituted a step-up in basis. The transaction is reflected in the financial statements on the date the transaction occurred of December 31, 1997, in accordance with generally accepted accounting principles.

NOTE  3  -  STOCKHOLDERS'  EQUITY
---------------------------------

In November 1997, the Company's stockholders' approved a 1 for 300 reverse common stock split and the number of authorized shares of common stock was reduced from 200,000,000 to 20,000,000. Additionally, the Company authorized 10,000,000 shares of preferred stock.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               DECEMBER  31, 1997
                               ------------------
                                   (UNAUDITED)


NOTE  4  -  GOING  CONCERN
--------------------------

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

RESULTS  OF  OPERATIONS

Total operating revenues was $0 for the first quarter ended December 31, 1997 compared to $147 in the first quarter ended December 31, 1996.

Cost of goods sold was $0 for the first quarter ended December 31, 1997 compared with $0 for the first quarter ended December 31, 1996.

General and administrative costs were $50,380 for the first quarter of fiscal 1998 compared to $0 for the same period in 1997. The increase is due to the acquisition of several Adult Entertainment establishments, the costs associated with the annual shareholders meeting and the reverse stock split.

Net Losses for the first quarter of fiscal 1998 were ($50,380) compared to losses of ($850) for the first quarter of fiscal 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 1997 the Company has working capital deficit of $407,244 compared to working capital deficit of $29,844 at December 31, 1996. The decrease in working capital is due primarily to the Company's investment in the acquisition of property and equipment.

In the opinion of the management, working capital is not a true indication of the status of the Company, due to the short cycle of liquidity, which results in the realization of cash within no more than five (5) days after culmination of a transaction.

Net cash used in operating activities in the first three months of fiscal 1998 was $84,427 compared to net cash used of $0 for the same period in fiscal 1997. The increase in the usage of cash provided by operating activities was due primarily to certain general and administrative expenses that were associated with the Annual Shareholders Meeting and the Company's reverse stock split.

Net cash used in investing activities was $0. Cash provided by financing activities was $100,000 due primarily to proceeds from issuance of common stocks.

The Company has not established lines of credit other than the existing debts, therefore, there can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all.

The adult entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. The Company's clubs in Houston compete with a number of locally-owned adult cabaret, some of whose names enjoy recognition that equals that of the Company's. Although the Company believes that it is well positioned to compete successfully in the future, there can be no assurance that the Company's clubs will be able to maintain their high level of name recognition and prestige within the marketplace.

ANTICIPATED  INCREASE  IN  REVENUES

The Company further anticipates revenues to increase as a result of the purchase of two nude clubs and a topless cabaret in Houston, Texas as disclosed in the Company's Form 8-K dated December 31, 1997 which was filed on January 15, 1998. The Company believes it will be profitable in the second quarter of 1998 as a result of an anticipated increase in revenue and the reduction of certain General and Administrative expenses in the first fiscal quarter of 1998 that were associated with the Annual Shareholders Meeting and the Company's reverse stock split.

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  INFORMATION

The management Discussion and Analysis contains various " forward looking statements" which represent the Company's expectations of beliefs concerning future events and involves a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated include risk and uncertainties relating to the continuation of operations and/or the anticipated increase in future revenues.

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

Director                              For
--------                              ---
Eric  Langan                          46,608,969
Stephen  E.  Fischer                  46,608,969
Mitchell  White                       46,608,969
Christopher  N.  Curnow               46,608,969
Michael  Thurman                      46,608,969

(b) The Shareholders voted to change the name of the Company to Taurus Entertainment Companies, Inc.

For                              Against                    Abstain
---                              -------                    -------
46,609,475                       1,464                      374

(c)     The  Shareholders  voted  to  effectuate a one share for 300 shares (1 :
300) reverse stock split of the issued and outstanding shares of common stock of the Company.

For                              Against                    Abstain
---                              -------                    -------
46,609,751                       4,377                      1,377

(d) The Shareholders voted to reduce the number of the Company's authorized shares of common stock par value $0.001 to 20,000,000 shares.

For                              Against                    Abstain
---                              -------                    -------
46,609,111                       4,896                      1,498

(e) The Shareholders voted to authorize 10,000,000 shares of Preferred Stock of the Company.

For                              Against                    Abstain
---                              -------                    -------
46,605,840                       4,170                      1,281

(f) The Shareholders voted to ratify the selection of Simonton, Kutac & Barnidge L.L.P., Certified Public Accountants as the Company's independent auditor for the fiscal year ending 1997.

For                              Against                    Abstain
---                              -------                    -------
46,609,929                       434                        928

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

                                    TAURUS ENTERTAINMENT COMPANIES, INC.

Date: May 28, 1998              By: /s/ Eric Langan
                                    ------------------------
                                    Eric Langan, Chairman and
                                    Chief Accounting Officer