Form 10QSB
period 1998-03-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 1998-05-28
CIK 225926

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                   FORM 10-QSB
                                _________________

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: March 31, 1998
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     At May 6, 1998 , there were 4,018,704 shares of common stock, $.001 par value, outstanding.

   Transitional Small Business Disclosure Format (check one);   Yes [ ] No [x]

                      TAURUS ENTERTAINMENT COMPANIES, INC.


                                    CONTENTS
                                    --------




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial  Statements

          Balance Sheet as of September 30, 1997 (audited) and March 31, 1998 (unaudited)

          Statement  of  Operations  --
               Six  months  ended  March  31,  1998  and  1997

          Statement  of  Changes  in  Stockholders  Equity  --
               Six  months  ended  March  31,  1998  and  19978

          Statement  of  Cash  Flow  --
               Six  months  ended  March  31,  1998  and  1997

          Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER  INFORMATION
----------------------------

Item 2.   Changes  in  Securities  and  Use  of  Proceeds

Item 5.   Other  Events

Item 6.   Exhibits  and  Reports  on  Form  8-K

SIGNATURES
----------

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----


     PART  I.    FINANCIAL  INFORMATION

     Item  I.  Financial  Statements  (unaudited)

          Balance  Sheet  -  March  31,  1998

          Statement  of  Operations  -
               Three  Months  and  Six  Ended  March  31,  1998  and  1997

          Statement  of  Changes  in  Stockholders'  Equity
               Six  Months  Ended  March  31,  1998

          Statement  of  Cash  Flows  -
               Six  Months  Ended  March  31,  1998  and  1997

          Notes  to  Unaudited  Financial  Statements

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)

                                 MARCH 31, 1998
                                 --------------

ASSETS
------
                                      March 31,   September 30,
                                        1998           1997
                                     -----------  --------------
                                    (Unaudited)
Current Assets:
  Cash. . . . . . . . . . . . . . .  $   42,652   $          797
  Trade receivables . . . . . . . .      38,388               --
  Employee advances . . . . . . . .       2,020               --
  Note receivable - related party .      80,011               --
  Inventories . . . . . . . . . . .      13,153               --
                                     -----------  --------------

      Total Current Assets. . . . .     176,224              797
                                     -----------  --------------

Property and Equipment:
  Buildings . . . . . . . . . . . .     908,753               --
  Furniture and fixtures. . . . . .     336,759               --
  Leasehold improvements. . . . . .     549,226               --
  Equipment . . . . . . . . . . . .      88,629               --
  Accumulated depreciation. . . . .    (157,457)              --
                                     -----------  --------------
                                      1,725,910               --
  Land. . . . . . . . . . . . . . .     762,732               --
                                     -----------  --------------

      Total Property and Equipment.   2,488,642               --
                                     -----------  --------------

Other Assets:
  Other . . . . . . . . . . . . . .     141,428               --
                                     -----------  --------------

      Total Other Assets. . . . . .     141,428               --
                                     -----------  --------------

      Total Assets. . . . . . . . .  $2,806,294   $          797
                                     ===========  ==============

The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)

                                 MARCH 31, 1998
                                 --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                  March 31,     September 30,
                                                     1998           1997
                                                 ------------  ---------------
                                                 (Unaudited)
Current Liabilities:
  Accounts payable and accrued liabilities. . .  $   241,331   $       26,573
  Current portion of notes payable. . . . . . .      300,451               --
  Account payable - related party . . . . . . .       10,770           14,880
  Income taxes payable. . . . . . . . . . . . .      122,785               --
  Note payable - related party. . . . . . . . .      167,326               --
                                                 ------------  ---------------

      Total Current Liabilities . . . . . . . .      842,663           41,453
                                                 ------------  ---------------

Long-term portion of notes payable. . . . . . .    1,190,325               --
                                                 ------------  ---------------

Stockholders' Equity:
  Common stock, par value $.001; authorized
    20,000,000 shares; 3,918,704 issued and
    outstanding shares. . . . . . . . . . . . .        3,919           60,307
  Additional paid-in capital. . . . . . . . . .    7,109,925        3,112,694
  Accumulated deficit (since date of
    reorganization in November 1994). . . . . .   (6,257,965)      (3,131,084)
Less treasury stock, 1,179 shares at cost . . .      (82,573)         (82,573)
                                                 ------------  ---------------

    Total Stockholders' Equity. . . . . . . . .      773,306          (40,506)
                                                 ------------  ---------------

    Total Liabilities and Stockholders' Equity.  $ 2,806,294   $          797
                                                 ============  ===============

The following notes are an integral part of these unaudited financial statements.

                              TAURUS ENTERTAINMENT COMPANIES, INC.
                              ------------------------------------

                                    STATEMENT OF OPERATIONS
                                    -----------------------
                                          (UNAUDITED)

                                                  For the                    For the
                                              Three Months Ended         Six Months Ended
                                                  March 31,                  March 31,
                                          -------------------------  -------------------------
                                             1998          1997         1998          1997
                                          -----------  ------------  -----------  ------------
Operating Revenue:
  Cover charge revenue . . . . . . . . .     543,374            --      543,374            --
  Bar and food sales revenue . . . . . .     404,423            --      404,423            --
  Floor fee revenue. . . . . . . . . . .     111,583            --      111,583            --
  Rental revenue . . . . . . . . . . . .      66,839            --       66,839            --
  Other revenue. . . . . . . . . . . . .     131,242            --      131,242           147
                                          -----------  ------------  -----------  ------------
    Total operating revenues . . . . . .   1,257,461            --    1,257,461           147
                                          -----------  ------------  -----------  ------------

Operating Expenses:
  Costs of sales . . . . . . . . . . . .     136,016            --      136,016            --
  General and administrative . . . . . .      98,064           115      113,427         1,112
  Salaries and wages . . . . . . . . . .     376,688            --      376,688            --
  Contract labor . . . . . . . . . . . .      17,395            --       17,395            --
  Rent and utilities . . . . . . . . . .     176,852            --      176,852            --
  Taxes and insurance. . . . . . . . . .     106,215            --      106,215            --
  Advertising. . . . . . . . . . . . . .      67,838            --       67,838            --
  Legal and professional . . . . . . . .      88,957            --      123,974            --
  Depreciation and amortization. . . . .      22,865            --       22,865            --
                                          -----------  ------------  -----------  ------------
    Total operating expenses . . . . . .   1,090,890           115    1,141,270         1,112
                                          -----------  ------------  -----------  ------------

  Income (loss) from operations. . . . .     166,571          (115)     116,191          (965)

Other income (expense):
  Interest expense . . . . . . . . . . .     (39,653)           --      (39,653)           --
                                          -----------  ------------  -----------  ------------
    Total other income (expense) . . . .     (39,653)           --      (39,653)           --
                                          -----------  ------------  -----------  ------------
Income (loss) before income tax expense.     126,918          (115)      76,538          (965)
Income tax expense . . . . . . . . . . .      24,956            --       24,956            --
                                          -----------  ------------  -----------  ------------

Net income (loss). . . . . . . . . . . .  $  101,962   $      (115)  $   51,582   $      (965)
                                          ===========  ============  ===========  ============
Net income (loss) per common share:
    Basic and diluted. . . . . . . . . .  $     0.05   $     (0.00)  $     0.03   $     (0.00)
                                          ===========  ============  ===========  ============

Weighted average number of
  common shares outstanding:
    Basic and diluted. . . . . . . . . .   1,980,694    60,307,749    1,980,694    60,307,749
                                          ===========  ============  ===========  ============

      The following notes are an integral part of these unaudited financial statements.

                                      TAURUS ENTERTAINMENT COMPANIES, INC.
                                      ------------------------------------

                                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  --------------------------------------------

                                    FOR THE SIX MONTHS ENDED MARCH 31, 1998
                                    ---------------------------------------
                                                  (UNAUDITED)

                                                                                                      Total
                                                           Additional                    Less      Stockholders'
                                     Common Stock           Paid-In      Accumulated    Treasury    (Deficit)
                               ------------------------
                                  Shares       Amount       Capital        Deficit       Stock        Equity
                               -------------  ---------  --------------  ------------  ----------  -------------

Balance, September 30, 1997 .    60,307,749   $ 60,307   $    3,112,694  $(3,131,084)  $ (82,573)  $    (40,656)

Reverse stock split . . . . .   (60,106,723)   (60,106)          60,106           --          --             --

Issuance of common shares . .       342,678        343          565,500           --          --        565,843

Shares issued in exchange for
  asset acquired. . . . . . .     3,375,000      3,375        3,371,625           --          --      3,375,000

Deemed dividend . . . . . . .            --         --               --   (3,178,463)         --     (3,178,463)

Net loss. . . . . . . . . . .            --         --               --       51,582          --         51,582
                               -------------  ---------  --------------  ------------  ----------  -------------
Balance, March 31, 1998 . . .     3,918,704   $  3,919   $    7,109,925  $(6,257,965)  $ (82,573)  $    773,306
                               =============  =========  ==============  ============  ==========  =============

              The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)

                                                                For the
                                                           Six Months Ended
                                                               March 31,
                                                          ----------  ------
                                                             1998      1997
                                                          ----------  ------
Cash Flows from Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . .  $  51,582   $(965)
  Adjustments to reconcile net loss to
    net cash used in operations:
     Depreciation and amortization . . . . . . . . . . .     22,865      --
     Increase in receivables . . . . . . . . . . . . . .    (15,805)     --
     Decrease in prepaid expenses. . . . . . . . . . . .      4,500      --
    Increase in other assets . . . . . . . . . . . . . .    (87,028)     --
    Increase in inventory. . . . . . . . . . . . . . . .     (6,653)     --
    Decrease in cash overdraft . . . . . . . . . . . . .    (23,162)     --
    Increase in accounts payable . . . . . . . . . . . .    119,435      --
    Increase in income taxes payable . . . . . . . . . .     52,258      --
                                                          ----------  ------

    Net cash provided by (used in) operating activities.    117,992    (965)
                                                          ----------  ------

Cash Flows from Investing Activities:
  Payments for notes receivable. . . . . . . . . . . . .    (47,880)     --
  Acquisition of property and equipment. . . . . . . . .   (581,838)     --
                                                          ----------  ------

    Net cash provided by (used in) investing activities.   (629,718)     --
                                                          ----------  ------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock . . . . . . . .    565,842      --
  Proceeds from notes payable. . . . . . . . . . . . . .    167,325      --
  Capital contributions. . . . . . . . . . . . . . . . .          0     850
  Payment on notes payable . . . . . . . . . . . . . . .   (179,586)      0
                                                          ----------  ------

    Net cash from financing activities . . . . . . . . .    553,581     850
                                                          ----------  ------

    Net increase (decrease) in cash. . . . . . . . . . .     41,855    (115)

Cash and cash equivalents, beginning of period . . . . .        797     156
                                                          ----------  ------

Cash and cash equivalents, end of period . . . . . . . .  $  42,652   $  41
                                                          ==========  ======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest . . . . . .  $  39,653   $  --
                                                          ==========  ======
    Cash paid during the period for income taxes . . . .  $      --   $  --
                                                          ==========  ======

The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 1998
                                 --------------
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

In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

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

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 1998
                                 --------------
                                   (UNAUDITED)


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

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 1998
                                 --------------
                                   (UNAUDITED)


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

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 1998
                                 --------------
                                   (UNAUDITED)


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

                                 MARCH 31, 1998
                                 --------------
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

NOTE  5  -  SUBSEQUENT  EVENT
-----------------------------

On May 5, 1998, a fire damaged the adult entertainment facility known as Broadstreets Cabaret. The Company anticipates that Broadstreets will remain closed for at least 60 to 90 days during which time the Company plans to remodel the club. The Company believes this event will result in a material decline in revenues during the closure of Broadstreets and until it reopens and re-establishes the business. The Company believes that it has adequate insurance to cover this property damage.

ITEM2.    MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITIONS  AND  RESULTS  OF  OPERATIONS.

GENERAL

In December 1997 the company entered into the Adult Entertainment Industry through the acquisition of two nude cabarets and on topless cabaret in Houston, Texas and one cabaret in Austin, , Texas. Prior to this period the Company had divested all of its assets and was effectively a "shell company" with no existing operations.

RESULTS  OF  OPERATIONS

Total Operating Revenues was $1,257,461 for the second quarter ended March 31, 1998 compared to $0 in the second quarter ended March 31, 1997. The increase in revenues is a result of the on-going operation of several adult entertainment establishments.

Cost of goods sold was $136,016 for the second quarter ended March 31, 1998 compared to $0 in the second quarter ended March 31, 1997. The increase in cost of goods sold is a result of the on-going operation of several adult entertainment establishments.

General and administrative cost were $954,874 for the second quarter of fiscal 1998 compared to $115 for the same fiscal period in 1997. The increase is due to the ongoing operation of several adult entertainment establishments.

Interest expense during the second quarter of fiscal 1998 increased to $39,653 versus $0 for the same period in 1997. This increase is a result of the acquisition and financing of several pieced of real estate associated with the companies business operations.

Net Income after Provision for Income Tax for the second quarter of fiscal 1998 was $101,962 compared to losses of ($115) for the second quarter of fiscal 1997.

Six Months Ended March 31, 1998 compared to the Six Months Ended March 31, 1997. For the six months ended March 31, 1998, the Company had consolidated total operating revenues of $1,257,461 compared to $147 for the six months ended March 31, 1997.

Cost of Goods Sold were $136,016 for the six months ended March 31, 1998 and $0 for the six months ended March 31, 1997.

General and Administrative cost were $1,005,254 for the six months ended March 31, 1998 and $1,112 for the six months ended March 31, 1997.

Interest Expenses were $39,653 for the six months ended March 31, 1998 and $0 for the six months ended March 31, 1997.

Net Income after Provision for Income Taxes for the six months ended March 31, 1998 was $51,582. The Company had a net loss of $965 for the six months ended March 31, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 1998 the Company has a working capital deficit of $666,439 compared to working capital deficit of $29,959 at March 31, 1997. The decrease in working capital is due primarily of the Company's investment in the acquisition of property and equipment.

In the opinion of the management, working capital is not a true indication of the status of the Company, due to the short cycle of liquidity, which results in the realization of cash within no more than five (5) days after culmination of a transaction.

Net cash provided by operation activities in the first six months of the fiscal 1998 was $117,992 compared to net cash used of $965 for the same period in fiscal 1997. The improvement in cash provided by operating activities was due primarily to income from operations.

Net cash used in investing activities was $629,718 which resulted from the acquisition of property and equipment in December 1997. Cash provided by financing activities was $553,581 due primarily to proceeds from issuance of common stock and from notes payable.

The Company has not established lines of credit other than the existing debts, therefore there can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all.

The adult entertainment business is highly competitive with respect to price, services and location, as well as the professionalism of the entertainment. The Company's clubs in Houston compete with a number of locally-owned adult cabaret, some of whose names enjoy recognition that equals that of the Company's. Although the Company believes that it is well positioned to compete successfully in the future, there can be no assurance that the Company's clubs will be able to maintain their high level of name recognition and prestige within the marketplace.

ANTICPATED  DECREASE  IN  REVENUES

On May 5, 1998, a fire damaged the adult entertainment facility known as Broadstreets Cabaret. The Company anticipates that Broadstreets will remain closed for a least 60 to 90 days during which time the Company plans to remodel the club. Eventhough there should be adequate insurance to cover the property damage, the Company believes this event will result in a material decline in revenues during the closure of Broadstreets and until it opens and reestablishes the business. The Company, however, acquired and opened a new club in New Orleans during the second quarter of 1998. The revenue from this new club is anticipated to reduce part of the loss of revenues suffered due to the fire at Broadstreets.

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  INFORMATION

The Management Discussion and Analysis contains various "forwarding looking statements" which represents the Company's expectations or beliefs concerning future events and involves a number of risks and uncertainties Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the continuation of operations and/or the anticipated increase in future revenues.

                                     PART II

                                OTHER INFORMATION

Item  2.          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (c)  Information  required  pursuant  to  Item  701  of  Regulation  S-B:

     The following transactions were effected on reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof or, upon exemptions from registration under the Act as provided in Regulation D thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions.


     In December, 1997, the Company issued 350,000 shares of common stock to The Enigma Group, Inc. in connection with an Asset Purchase Agreement in a private transaction not involving a public offering pursuant to and in reliance on
Section 4(2) of the Securities Act. The Enigma Group, Inc. and the Company were under common control. In such a capacity, the Enigma Group, Inc. was knowledgeable about the Company's operations and financial condition. The Company believes that the Enigma Group, Inc. had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of the securities of the Company.

     In December, 1997, the Company issued 2,500,000 shares of common stock to shareholders of Citation Land, L.L.C. in connection with a Share Exchange Agreement in a private transaction not involving a public offering pursuant to and in reliance on Section 4(2) of the Securities Act. Citation Land, L.L.C. and the Company were under common control. In such a capacity, Citation Land, L.L.C. was knowledgeable about the Company's operations and financial condition. The Company believes that Citation Land, L.L.C. had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of the securities of the Company.

     In December, 1997, the Company issued 525,000 shares of common stock to shareholders of XTC Cabaret, Inc. in connection with a Share Exchange Agreement in a private transaction not involving a public offering pursuant to and in reliance on Section 4(2) of the Securities Act. XTC Cabaret, Inc. and the Company were under common control. In such a capacity, XTC Cabaret, Inc. was knowledgeable about the Company's operations and financial condition. The Company believes that XTC Cabaret, Inc. had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of the securities of the Company.

     In January, 1998 the Company issued 10,000 shares of common stock to Chris Curnow as an in-kind reimbursement of expenses and as an in-kind repayment of a loan. Mr. Curnow is a director of the Company. This private transaction not involving a public offering was made pursuant to and reliance on Section 4(2) of the Securities Act. In such a capacity, Mr. Curnow was knowledgeable about the Company's operations and financial condition. The Company believes that Mr. Curnow had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of the securities of the Company.

     In January, 1998 the Company issued 10,000 shares of common stock to Darla Gideon, an employee of the Company, 35,000 shares of common stock to William B. Weekley, a former director and officer of the Company, and 60,000 shares of common stock to Michael Thurman a director and officer of the Company. The shares were issued in a private transaction not involving a public offering as in-kind payment for compensation pursuant to and in reliance on Section 4(2) of the Securities Act. Each of them was knowledgeable about the Company's operations and financial condition. The Company believes that each of them had the knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of receipt of the securities of the Company.

     In January, 1998 the Company issued 5,000 shares of common stock to Kurtis Atkisson in a private transaction not involving a public offering as in-kind payment for compensation pursuant to and in reliance on Section 4(2) of the Securities Act. He was knowledgeable about the Company's operations and financial condition. The Company believes that he had the knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of receipt of the securities of the Company.

     In January, 1998 the Company issued 22,500 shares of common stock to Darryl Connelly for cash, and 100,000 shares of common stock to Dave Ewer in private transactions not involving a public offering for cash in private transactions pursuant to and in reliance on Section 4(2) of the Securities Act. Each of them was knowledgeable about the Company's operations and financial condition. The Company believes that each of them had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of the securities of the Company.

     In January, 1998 the Company issued 15,000 shares of common stock and 10,000 shares of common stock to Jimmy Holmes in a private transaction not involving a public offering as an in-kind payment for compensation and as an in-kind repayment of a loan, respectively, pursuant to and in reliance on
Section 4(2) of the Securities Act. He was knowledgeable about the Company's operations and financial condition. The Company believes that he had the knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of receipt of the securities of the Company.

     In January, February and March, 1998, the Company issued a total of 60,000 shares of common stock for cash to four investors in private transactions not involving a public offering pursuant to and in reliance on Section 4(2) of the Securities Act. Each of them was knowledgeable about the Company's operations and financial condition. The Company believes that each of them had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of the securities of the Company.

Item  5.          OTHER  EVENTS

     Bourbon Street, which is New Orleans, Louisiana's world famous entertainment center and tourist destination, is the location of Taurus
Entertainment Companies, Inc.'s (the "Company") newest topless adult entertainment cabaret which is located at 735 Bourbon Street (the "Bourbon Street Location"). In February, 1998, the Company entered into a Stock Purchase Agreement with the sole stockholder of Lucky's of Bourbon Street, Inc. ("Lucky's") to acquire all of the outstanding common stock of Lucky's. Lucky's was and is the lessee for the Bourbon Street Location. The Company opened the Bourbon Street Location for business in April, 1998. The Company has the necessary permits to serve alcoholic beverages and provide topless adult entertainment. The Company's lease for the Bourbon Street Location provides that the Company has an option to acquire the Bourbon Street Location under certain conditions.

     On May 5, 1998, a fire damaged one of the Company's adult entertainment facilities known as Broadstreets Cabaret ("Broadstreets") located near the George Bush Intercontinental Airport in Houston, Texas. While it is unknown how long remodeling will take, the Company anticipates that Broadstreets will remain closed for at least approximately 60 to 90 days during which time the Company plans to remodel Broadstreets. The Company believes that it has adequate insurance to cover any property damage. However, the Company does not maintain business interruption insurance. Thus, the Company anticipates a reduction in company-wide revenues due to the loss of revenue from Broadstreets while it undergoes remodeling. The Company believes this event will result in a material decline in revenues during the closure of Broadstreets and until Broadstreets reopens and re-establishes its business.


Item  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)      Exhibits  required  by  Item  601  of  Regulation  SB

                 (2)  Exhibit  27.1     Financial  Data  Schedule

     (b)      Reports  on  Form  8-K

              The Company filed an 8-K on January 15, 1998, reporting the Acquisition or Disposition of Assets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     TAURUS ENTERTAINMENT COMPANIES, INC.

Date: May 28, 1998                   By:/s/ Eric Langan
                                        ------------------------
                                        Eric Langan, Chairman and
                                        Chief Accounting Officer