Form 10QSB
period 1998-06-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 1998-08-14
CIK 225926

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB
                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: June 30, 1998
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                3113 Bering Drive
                              Houston, Texas 77057
          (Address of principal executive offices, including zip code)

                                 (713) 785-0444
              (Registrant's telephone number, including area code)

    Check whether the issuer (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     At August 11, 1998, there were 4,305,012 shares of common stock, $.001 par value, outstanding.

   Transitional Small Business Disclosure Format (check one);   Yes [ ] No [x]

                      TAURUS ENTERTAINMENT COMPANIES, INC.


                                    CONTENTS
                                    --------




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item  1.     Financial  Statements

          Balance Sheet as of June 30, 1998 (unaudited) and September 30, 1997 (audited)

          Statement  of  Operations  --
               Three  and  nine  months  ended  June  30,  1998  and  1997

          Statement  of  Changes  in  Stockholders  Equity  --
               Nine  months  ended  June  30,  1998

          Statement  of  Cash  Flow  --
               Nine  months  ended  June  30,  1998  and  1997

          Notes  to  Unaudited  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II  -  OTHER  INFORMATION
-------------------------------

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

Item  5.  Other  Events

Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES
----------

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

     PART  I.  FINANCIAL  INFORMATION

     Item  I.  Financial  Statements  (unaudited)

          Balance  Sheet  -  June  30,  1998

          Statement  of  Operations  -
               Three  Months  and  Nine  Ended  June  30,  1998  and  1997

          Statement  of  Changes  in  Stockholders'  Equity  -
               Nine  Months  Ended  June  30,  1998

          Statement  of  Cash  Flows  -
               Nine  Months  Ended  June  30,  1998  and  1997

          Notes  to  Unaudited  Financial  Statements

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)

                                  JUNE 30, 1998
                                  -------------



ASSETS
-----------------------------------
                                      June 30,    September 30,
                                        1998           1997
                                     -----------  --------------
                                     (Unaudited)
Current Assets:
  Cash. . . . . . . . . . . . . . .  $    9,300   $          797
  Trade receivables . . . . . . . .      63,275               --
  Employee advances . . . . . . . .       1,706               --
  Note receivable - related party .      80,010               --
  Inventories . . . . . . . . . . .      14,120               --
                                     -----------  --------------

      Total Current Assets. . . . .     168,411              797
                                     -----------  --------------

Property and Equipment:
  Buildings . . . . . . . . . . . .     908,754               --
  Furniture and fixtures. . . . . .     350,550               --
  Leasehold improvements. . . . . .     695,699               --
  Equipment . . . . . . . . . . . .      99,295               --
  Accumulated depreciation. . . . .    (220,291)              --
                                     -----------  --------------
                                      1,834,007               --
  Land. . . . . . . . . . . . . . .     762,732               --
                                     -----------  --------------

      Total Property and Equipment.   2,596,739               --
                                     -----------  --------------

Other Assets:
  Other . . . . . . . . . . . . . .     142,483               --
                                     -----------  --------------

      Total Other Assets. . . . . .     142,483               --
                                     -----------  --------------

      Total Assets. . . . . . . . .  $2,907,633   $          797
                                     ===========  ==============

       The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)

                                  JUNE 30, 1998
                                  -------------



LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------
                                                   June 30,     September 30,
                                                     1998           1997
                                                 ------------  ---------------
                                                 (Unaudited)
Current Liabilities:
  Accounts payable and accrued liabilities. . .  $   494,042   $       26,573
  Current portion of notes payable. . . . . . .      274,430               --
  Account payable - related party . . . . . . .       51,397           14,880
  Income taxes payable. . . . . . . . . . . . .       99,723               --
  Note payable - related party. . . . . . . . .       90,050               --
                                                 ------------  ---------------

      Total Current Liabilities . . . . . . . .    1,009,642           41,453
                                                 ------------  ---------------

Long-term portion of notes payable. . . . . . .    1,169,548               --
                                                 ------------  ---------------

Stockholders' Equity:
  Common stock, par value $.001; authorized
    20,000,000 shares; 4,305,012 issued and
    outstanding shares. . . . . . . . . . . . .        4,305           60,307
  Additional paid-in capital. . . . . . . . . .    7,359,026        3,112,694
  Accumulated deficit (since date of
    reorganization in November 1994). . . . . .   (6,552,277)      (3,131,084)
Less treasury stock, 1,179 shares at cost . . .      (82,611)         (82,573)
                                                 ------------  ---------------

    Total Stockholders' Equity. . . . . . . . .      728,443          (40,506)
                                                 ------------  ---------------

    Total Liabilities and Stockholders' Equity.  $ 2,907,633   $          797
                                                 ============  ===============

       The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                                STATEMENT OF OPERATIONS
                               ------------------------
                                      (UNAUDITED)

                                          For the                    For the
                                    Three Months Ended           Nine Months Ended
                                          June 30,                   March 31,
                                  -----------  ------------  -----------  ------------
                                     1998          1997         1998          1997
                                  -----------  ------------  -----------  ------------
Operating Revenue:
  Cover charge revenue . . . . .     336,882            --      880,255            --
  Bar and food sales revenue . .     209,828            --      626,638            --
  Floor fee revenue. . . . . . .      66,793            --      178,376            --
  Rental revenue . . . . . . . .          --            --       66,839            --
  Administrative overhead
    & management fees. . . . . .          --            --           --           147
  Other revenue. . . . . . . . .      48,926            --      167,780            --
                                  -----------  ------------  -----------  ------------
    Total operating revenues . .     662,428            --    1,919,887           147
                                  -----------  ------------  -----------  ------------

Operating Expenses:
  Costs of sales . . . . . . . .      65,023            --      201,040            --
  General and administrative . .     119,700           115      329,481         1,112
  Salaries and wages . . . . . .     322,435            --      699,123            --
  Contract labor . . . . . . . .      14,756            --       34,199            --
  Rent and utilities . . . . . .      74,064            --      179,513            --
  Taxes and insurance. . . . . .     155,410            --      261,625            --
  Advertising. . . . . . . . . .      27,698            --       95,537            --
  Legal and professional . . . .      73,806            --      195,732            --
  Depreciation and amortization.      62,832            --       85,697            --
                                  -----------  ------------  -----------  ------------
    Total operating expenses . .     915,725           115    2,081,948         1,112
                                  -----------  ------------  -----------  ------------

  Income (loss) from operations.    (253,297)         (115)    (162,061)         (965)

Other income (expense):
  Interest expense . . . . . . .      41,016            --       80,669            --
                                  -----------  ------------  -----------  ------------
    Total other income (expense)      41,016            --       80,669            --
                                  -----------  ------------  -----------  ------------
Loss before income tax expense .    (294,313)         (115)    (242,730)         (965)
Income tax expense . . . . . . .     (24,956)           --           --            --
                                  -----------  ------------  -----------  ------------

Net loss . . . . . . . . . . . .  $ (269,357)  $      (115)  $ (242,730)  $      (965)
                                  ===========  ============  ===========  ============
Net loss per common share:
    Basic and diluted. . . . . .  $    (0.07)  $     (0.00)  $    (0.09)  $     (0.00)
                                  ===========  ============  ===========  ============

Weighted average number of
  common shares outstanding:
    Basic and diluted. . . . . .   4,093,979    60,307,749    2,691,494    60,307,749
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

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                                STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                --------------------------------------------

                                  FOR THE NINE MONTHS ENDED JUNE 30, 1998
                                  ---------------------------------------
                                                (UNAUDITED)

                                                                                                  Total
                                                        Additional                    Less    Stockholders'
                                     Common Stock        Paid-In     Accumulated    Treasury    (Deficit)
                               -----------------------
                                  Shares      Amount     Capital       Deficit       Stock        Equity
                               ------------  ---------  ----------  -------------  ----------  ------------
Balance, September 30, 1997 .   60,307,749   $ 60,307   $3,112,694  $ (3,131,084)  $ (82,573)  $   (40,656)

Reverse stock split . . . . .  (60,106,723)   (60,106)      60,106            --          --            --

Purchase of Treasury stocks .           --         --           --            --         (38)          (38)

Issuance of common shares . .      728,986        729      814,601            --          --       795,693

Shares issued in exchange for
  asset acquired. . . . . . .    3,375,000      3,375    3,371,625            --          --     3,375,000

Deemed dividend . . . . . . .           --         --           --    (3,178,463)         --    (3,178,463)

Net loss. . . . . . . . . . .           --         --           --       242,730          --       242,730
                               ------------  ---------  ----------  -------------  ----------  ------------

Balance, March 31, 1998 . . .    4,305,012   $  4,305   $7,359,026  $ (6,552,277)  $ (82,611)  $   728,443
                               ============  =========  ==========  =============  ==========  ============

       The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)

                                                               For the
                                                          Nine Months Ended
                                                               June 30,
                                                          ------------------
                                                             1998      1997
                                                          ----------  ------
Cash Flows from Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . .  $(242,730)  $(965)
  Adjustments to reconcile net income (loss) to
    net cash used in operations:
     Depreciation and amortization . . . . . . . . . . .     85,699      --
     Increase in receivables . . . . . . . . . . . . . .    (40,378)     --
     Decrease in prepaid expenses. . . . . . . . . . . .      4,500      --
    Increase in other assets . . . . . . . . . . . . . .    (88,087)     --
    Increase in inventory. . . . . . . . . . . . . . . .     (7,620)     --
    Decrease in cash overdraft . . . . . . . . . . . . .    (23,162)     --
    Increase in accounts payable . . . . . . . . . . . .    413,502      --
    Increase in income taxes payable . . . . . . . . . .     29,196      --
                                                          ----------  ------
    Net cash provided by (used in) operating activities.    130,924    (965)
                                                          ----------  ------

Cash Flows from Investing Activities:
  Payments for notes receivable. . . . . . . . . . . . .    (47,879)     --
  Acquisition of property and equipment. . . . . . . . .   (752,769)     --
                                                          ----------  ------
    Net cash provided by (used in) investing activities.   (800,648)     --
                                                          ----------  ------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock . . . . . . . .    814,601      --
  Proceeds from notes payable. . . . . . . . . . . . . .     90,049      --
  Payments on notes payable. . . . . . . . . . . . . . .   (226,385)     --
  Capital contributions. . . . . . . . . . . . . . . . .         --     850
  Purchase of Treasury stock . . . . . . . . . . . . . .        (38)     --
                                                          ----------  ------
    Net cash from financing activities . . . . . . . . .    678,227     850
                                                          ----------  ------

    Net increase (decrease) in cash. . . . . . . . . . .      8,503    (115)

Cash and cash equivalents, beginning of period . . . . .        797     156
                                                          ----------  ------

Cash and cash equivalents, end of period . . . . . . . .  $    9300   $  41
                                                          ==========  ======

       The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                       STATEMENT OF CASH FLOWS (CONTINUED)
                       ----------------------------------
                                   (UNAUDITED)

                                                       For the
                                                  Nine Months Ended
                                                      June 30,
                                                   --------------
                                                    1998    1997
                                                   -------  -----
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest. . .  $80,669  $  --
                                                   =======  =====
    Cash paid during the period for income taxes.  $    --  $  --
                                                   =======  =====

       The following notes are an integral part of these unaudited financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 1998
                                  -------------
                                   (UNAUDITED)

NOTE  1  -  GENERAL
-------------------

The accounting policies followed by Taurus Entertainment Companies, Inc. (the "Company"), formerly named Taurus Petroleum, Inc., are set forth in the notes to the Company's audited financial statements in the report on Form 10-KSB filed for the year ended September 30, 1997, which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes with those financial statements for additional details of the Company's financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. Any and all adjustments are of a "normal recurring nature".

In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, and the results of operations and cash flows for the three month periods ended June 30, 1998 and 1997.

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

       The following notes are an integral part of these unaudited financial statements.

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

       The following notes are an integral part of these unaudited financial statements.

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

       The following notes are an integral part of these unaudited financial statements.

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

       The following notes are an integral part of these unaudited financial statements.

NOTE  4  -  GOING  CONCERN
--------------------------

On May 5, 1998, a fire damaged the adult entertainment facility known as Broadstreets Cabaret. The Company anticipates that Broadstreets will remain closed for at least 60 to 90 days during which time the Company plans to remodel the club. The Company believes this event will result in a material decline in revenues during the closure of Broadstreets and until it reopens and re-establishes the business. The Company believes that it has adequate insurance to cover this property damage. However, the re-opening date of Broadstreets is projected to be mid-October, 1998.

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

       The following notes are an integral part of these unaudited financial statements.

NOTE  5  -  SUBSEQUENT  EVENT
-----------------------------

On August 11, 1998, Rick's Cabaret International, Inc. ("Rick's") acquired approximately 93% of the common stock (the "Shares") of Taurus Entertainment Companies, Inc. ("Taurus"). Rick's acquired the Shares in a private transaction (the "Exchange") with certain principal shareholders (the "Shareholders") of Taurus. In connection with the Exchange, Rick's acquired approximately 4,000,000 shares of Taurus, in exchange for approximately 1,150,000 shares of common stock of Rick's. Rick's now controls Taurus and the financial results of Taurus will be consolidated into Rick's financial reports.

Rick's is a publicly owned company in the adult entertainment business trading on NASDAQ under the symbol RICK, for Rick's common stock, and under they symbol RICKW for Rick's warrants. Rick's operates adult entertainment businesses in Houston, Texas, New Orleans, Louisiana and Minneapolis, Minnesota, and a dance club in Houston.

In  connection  with  the  Exchange, the following Directors of Taurus resigned:
Stephen Fischer, Mitchell White, Michael Thurman and Chris Curnow. Remaining as a Director is Eric Langan. Robert L. Watters, Chairman and President of Rick's, was appointed as a new Director of Taurus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

GENERAL

     In December 1997 the Company entered into the Adult Entertainment Industry through the acquisition of two nude cabarets and one topless cabaret in Houston, Texas and one nude cabaret in Austin, Texas. Prior to this period the Company had divested all of its assets and was effectively a "shell company" with no existing operation.

RESULTS  OF  OPERATIONS

Three  Months ended June 30, 1998 as compared to the Three Months ended June 30,
--------------------------------------------------------------------------------
1997.  Total  operating  revenues  increased  by  $662,428 for the third quarter
-----
ended June 30, 1998 compared to $0 in the third quarter ended June 30, 1997. The increase in revenues arose primarily from the on-going operation of several adult entertainment establishments.

     Cost of sales was $65,023 for the third quarter ended June 30, 1998 compared with $0 for the third quarter ended June 30, 1997. The increase in cost of goods sold is related to the on-going operation of several adult entertainment facilities.

     Other selling, general and administrative costs increased by $850,702 for the third quarter of fiscal 1998 compared to $115 for the same fiscal period in 1997. The Company's new location in New Orleans, Louisiana, opened in April
1998. The increase is the result of the costs related to this opening as well as the on-going operation of several adult entertainment establishments.

     Net loss for the third quarter of fiscal 1998 was ($269,357) compared to losses of ($115) for the third quarter of fiscal 1997.

     Interest expense during the third quarter of fiscal 1998 increased to $41,016 versus $0 for the same period in 1997. This increase is a result of the acquisition and financing of several pieces of real estate associated with the companies business operations.

Nine Months Ended June 30, 1998 compared to the Nine Months Ended June 30, 1997.
--------------------------------------------------------------------------------
For the nine months ended June 30, 1998, the Company had consolidated total operating revenues of $1,919,887 compared to $147 for the nine months ended June 30, 1997.

     Cost of goods sold was $201,040 for the nine months ended June 30, 1998 and $0 for the nine months ended June 31, 1997.

     Other selling, general and administrative costs were $ 1,880,908 for the nine months ended June 30, 1998 and $1,112 for the nine months ended June 30, 1997.

     Net loss for the nine months ended June 30, 1998 was ($242,730). The Company had a net loss of $965 for the nine months ended June 30, 1997.

     Interest expenses were $80,669 for the nine months ended June 30, 1998 and $0 for the nine months ended June 30, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 1998, the Company has a working capital deficit of $841,230 compared to working capital deficit of $41 at June 30, 1997. The decrease in working capital is due primarily to the Company's investment in the acquisition of property and equipment of the new location.

     In the opinion of the management, working capital is not a true indicator of the status of the Company, due to the short cycle of liquidity, which results in the realization of cash within no more than five (5) days after culmination of a transaction.

     Net cash provided by operating activities in the first nine months of fiscal 1998 was $130,924 compared to net cash used of $965 for the same period in fiscal 1997. The improvement in cash provided by operating activities was due primarily to income from operations.

     Net cash used in investing activities was $ 800,648 which resulted from the acquisition of property and equipment in December 1997. Cash provided by financing activities was $ 678,227 due primarily to proceeds from issuance of common stocks and from notes payable.

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

ANTICIPATED  DECREASE  IN  REVENUES

     On May 5, 1998, a fire damaged the adult entertainment facility known as Broadstreets Cabaret. Earlier the Company anticipates that Broadstreets will remain closed for at least 60 to 90 days during which time the Company plans to remodel the club. Due to the delay in receiving funds from the insurance company, the re-opening of Broadstreets is anticipated to be in mid October 1998. The Company believes this event will result in a material decline in revenues during the closure of Broadstreets and until it opens and reestablishes the business. The Company recently closed its New Orleans club for renovation.

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  INFORMATION

     The Management Discussion and Analysis contains various "forward looking statements" and information relating to the Company which represents the Company's expectations or beliefs concerning future events and involves a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the continuation of operations and/or the anticipated increase in future revenues.

     In  addition,  see  Item  5.,  Other  Events,  included  in  this  filing.

                                     PART II
                                     -------

                                OTHER INFORMATION

Item  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (c)  Information  required  pursuant  to  Item  701  of  Regulation  S-B:

     The following transactions were effected on reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions.

     In April, 1998, Winruss Investments ("Winruss") acquired 100,000 shares of common stock of the Company for $60,000 in a private transaction. The Company believes that Winruss was knowledgeable about the Company's operations and financial condition, and that it had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the purchase of the securities of the Company.

     In May, 1998, Steve Wickersham ("Wickersham") acquired 13,000 shares of common stock of the Company for $13,000 in a private transaction. The Company believes that Wickersham was knowledgeable about the Company's operations and financial condition, and that he had the knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the purchase of the securities of the Company.

     In May, 1998, Tim Winata, Mark Edwards, and Stephen C. Tovey each respectively received 20,000, 3,000, and 3,000 shares of common stock of the Company, for services rendered to the Company. The Company believes that Messrs. Winata, Edwards and Tovey were each knowledgeable about the Company's operations and financial condition, and that each of them had the knowledge and experience in financial and business matters which allowed each of them to evaluate the merits and risk of the receipt of the securities of the Company.

     In May, 1998, Jimmy Holmes ("Holmes") acquired 67,308 shares of common stock of the Company through the conversion of a promisory note in the amount of $43,750. The Company believes that Holmes was knowledgeable about the Company's operations and financial condition, and that he had the knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the purchase of the securities of the Company.

     In June, 1998, Stephen E. Fischer, a Director, received 180,000 shares of common stock of the Company, for services rendered to the Company. The Company believes that Mr. Fischer was knowledgeable about the Company's operations and financial condition, and that he had the knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the receipt of the securities of the Company.

Item  5.     OTHER  EVENTS

     On August 11, 1998, Rick's Cabaret International, Inc. ( "Rick's") acquired approximately 93% of the common stock (the "Shares") of Taurus Entertainment Companies, Inc. ("Taurus"). Rick's acquired the Shares in a private transaction (the "Exchange") with certain principal shareholders (the "Shareholders") of Taurus. In connection with the Exchange, Rick's acquired approximately 4,000,000 Shares of Taurus, in exchange for approximately 1,150,000 shares of common stock of Rick's. Rick's now controls Taurus and the financial results of Taurus will be consolidated into Rick's financial reports.

     Rick's is a publicly owned company in the adult entertainment business trading on NASDAQ under the symbol RICK, for Rick's common stock, and under the
symbol  RICKW  for  Rick's  warrants.   Rick's  operates  adult  entertainment
businesses in Houston, Texas, New Orleans, Louisiana and Minneapolis, Minnesota, and a dance club in Houston.

     In connection with the Exchange, the following Directors of Taurus resigned: Stephen Fischer, Mitchell White, Michael Thurman and Chris Curnow. Remaining as a Director is Eric Langan. Robert L. Watters, Chairman and
President  of  Rick's,  was  appointed  as  a  new  Director  of  Taurus.

     Robert L. Watters, age 46, has been a director of the Ricks since 1986, and has been president and chief executive officer of Rick's since 1991. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult cabaret located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the cabaret that became the Cabaret Royale in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York state. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in the full-time management of Rick's. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honors) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

Item  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits  required  by  Item  601  of  Regulation  SB

             Exhibit  27.1     Financial  Data  Schedule

     (b)     Reports  on  Form  8-K

             On May 20, 1998 the Company filed a report on Form 8-K Amendment No. 1 reporting financial statements and pro forma financial information related to acquisitions which occurred on December 31, 1997.

             On June 11, 1998, the Company filed a report on Form 8-K reporting other events which occurred on June 5, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   TAURUS ENTERTAINMENT COMPANIES, INC.

Date:  August 14, 1998                  By:  /s/ Eric Langan
                                             ------------------------
                                        Eric Langan, Chairman and
                                        Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT  SEQUENTIAL
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
27.1     Financial  Data  Schedule