Form 10KSB
period 1998-09-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 1999-01-20
CIK 225926

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934; for the Fiscal Year Ended: September 30, 1998

               OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission  File  Number:  0-8835

                       TAURUS ENTERTAINMENT COMPANIES INC.
             (Exact name of registrant as specified in its charter)

             Colorado                            84-0736215
(State  or  other  jurisdiction  of            (IRS  Employer
  incorporation  or  organization)           identification  No.)

                                16770 Hedgecroft
                              Houston, Texas 77060
          (Address of principal executive offices, including zip code)

                                 (281) 820-1181
              (Registrant's telephone number, including area code)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

          Title  of  Each  Class     Name  of  Each Exchange on which Registered

          N/A               N/A

Securities  registered  pursuant  to  12(g)  of  the  Exchange  Act:

          Title  of  Each  Class

          Common  Stock,  $.001  par  value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended September 30, 1998 were $3,394,780. There has been no reported bid price on the OTBCC during the last sixty days, therefore, the aggregate market value of common stock held by non-affiliates of the registrant at November 9, 1998 cannot be calculated. See, Market for Registrant's Common Equity and Other Stockholder Matters. As of January 11, 1999. there were 4,305,012 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

PART I

  Item 1.   Business                                                          1

  Item 2.   Properties                                                        7

  Item 3.   Legal Proceedings                                                 8

  Item 4.   Submission of Matters to a Vote of Security Holders              10

PART II

  Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters                                      10

  Item 6.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            11

  Item 7.   Financial Statements                                             15

  Item 8.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                           15

PART III

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of The Exchange Act                18

  Item 10.  Executive Compensation                                           19

  Item 11.  Security Ownership of Certain Beneficial Owners and
            Management                                                       21

  Item 12.  Certain Relationships and Related Transactions                   22

  Item 13.  Exhibits and Reports on Form 8-K                                 24

                                     PART I

ITEM  1.     BUSINESS

     Taurus Entertainment Companies, Inc. (the "Company"), formerly Taurus Petroleum, Inc., changed its name in November 1997, to reflect its entry into the adult entertainment business. Presently, the Company owns and operates an adult cabaret in Austin, owns one other cabaret facility in north Houston which suffered damage in a fire in May, 1998 and which has been renovated, leased to Rick's Cabaret International, Inc. ("Rick's) and re-opened as an adult cabaret in December, 1998. Additionally the Company owns an adult cabaret located in South Houston which suffered damage in a fire in December, 1998 and which is presently closed as a result of that damage. The company also leases premises on Bourbon Street, in New Orleans, Louisiana which are presently closed.

     The Company was formed as a Colorado corporation in 1977, and was previously an independent oil and gas exploration, development and production company. In November, 1984 Taurus Oil Corporation and The Methane Gas Company were merged into the Company under Chapter 11 of the Bankruptcy Reform Act of 1978, as amended. The Company owned interests in 67 productive oil and gas wells located in Texas, Louisiana, Wyoming, Oklahoma, and Montana, and operated 39 of the wells, until July 1, 1996, when the Company divested all of its oil and gas assets.

Entry  into  Adult  Entertainment  Industry

     During 1997 and 1998, the Company successfully effectuated its entry into the adult entertainment business. In December, 1997, the Company entered into an Asset Purchase Agreement (the "Enigma Agreement") with The Enigma Group, Inc. ("Enigma") which provided for the acquisition by the Company of substantially all of the assets of Enigma (the "Enigma Assets"). The Enigma Assets consisted of: (i) certain real estate commonly known as 410 N. Sam Houston Parkway E.
Houston, Texas 77060 (the "Enigma Location"); (ii) furniture, fixtures, equipment, goods, and other personal property of Enigma as such existed on December 31, 1997, located at the Enigma Location (the "Personal Property");
(iii) Enigma's lease interest as lessor for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles. Pursuant to the terms of the Enigma Agreement, as consideration for the Enigma Assets, the Company paid to Enigma 350,000 shares of common stock of the Company valued at $1.00 per share. The Enigma Agreement was the result of negotiations between the Company and Enigma and was based on numerous factors including the Company's estimate of the value of the Enigma Location and the Personal Property. Eric Langan, a Director of the Company, and Stephen E. Fischer, a former Director of the Company, controlled Enigma.

     The lessee of the Enigma Location was Atcomm Services, Inc. ("Atcomm"), which operated an adult entertainment business. In December, 1997, the Company, through its wholly owned subsidiary Broadstreets Cabaret, Inc. ("Broadstreets"), entered into an Asset Purchase Agreement with Atcomm which provided for the acquisition by the Company of substantially all of the assets of Atcomm (the "Atcomm Agreement"). The assets acquired by Broadstreets consisted of: (i) all right, title, interest and claim to the permit to operate a sexually oriented business at the Enigma Location; (ii) all inventory located at the Enigma Location; (iii) Atcomm's lease interest as lessee for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles. Pursuant to the terms of the Asset Purchase Agreement with Atcomm, Broadstreets agreed to pay, as consideration, $225,000 to Atcomm, payable pursuant to the terms of a four year unsecured promissory note of Broadstreets, payable monthly, in arrears and bearing interest at the rate of six percent (6%) per annum. The Atcomm Agreement was the result of negotiations between the Company and Atcomm and was based on numerous factors including the Company's estimate of the value of the sexually oriented business permit owned by Atcomm, current revenues of Atcomm and the leasehold rights held by Atcomm. Atcomm is owned by the son of Stephen
E.  Fischer,  a  former  Director  of  the  Company.

     In December, 31, 1997, the Company entered into an Exchange Agreement with the members of Citation Land, L.L.C. (the "Citation Agreement") which provided for the acquisition by the Company of all of the outstanding membership interests in Citation Land, L.L.C. ("Citation"). Citation owns certain real estate in Houston, Texas at which another company, XTC Cabaret, Inc. ("XTC") operates an adult entertainment business (the "XTC Location"). As discussed below, the Company has acquired all of the stock of XTC and intends to continue operating an adult entertainment business at the XTC Location. Citation also owns approximately 350 acres of ranch land in Brazoria County, Texas, approximately 50 acres of raw land in Wise County, Texas, and, at the time of this transaction, owned options to purchase real estate in Austin, Texas and San Antonio, Texas, at which the Company had contemplated operating adult entertainment businesses. Mr. Langan received 1,153,137 shares of the Company as a result of this transaction.

     In December, 1997, pursuant to the terms of the Citation Agreement, the Company paid to the Citation Stockholders an aggregate of 2,500,000 shares of common stock of the Company which the Company valued at $1.00 per share. The Citation Agreement was the result of negotiations between the Company and the members of Citation and was based on numerous factors including the Company's estimate of the value of the assets of Citation which the Company estimated, based upon the existing lease, the estimated value of the real estate and the options, to be approximately $2,500,000. Eric Langan, Chairman of the Board of the Company controlled Citation.


     In December, 1997, the Company entered into a Stock Exchange Agreement with the stockholders of XTC Cabaret, Inc. (the "XTC Agreement") which provided for the acquisition by the Company of all of the outstanding stock of XTC Cabaret, Inc. ("XTC"). XTC operates two adult entertainment businesses, in Houston and Austin. Citation is the landlord of one of XTC's adult nightclubs in Houston, Texas.

     Pursuant to the terms of the XTC Agreement, the Company paid the XTC Stockholders an aggregate of 525,000 shares of common stock of the Company valued at $1.00 per share. The XTC Agreement was the result of negotiations between the Company and the XTC Stockholders and was based on numerous factors including the Company's estimate of the value of the assets of XTC which the Company estimated, based upon current operations and future revenues from its three existing adult nightclubs to be approximately $525,000. Eric Langan, a Director of the Company and Mitchell White, a former director of the Company, were the sole stockholders of XTC on voting on this transaction.

     In February, 1998, the Company entered into a Stock Purchase Agreement with the sole stockholder of Lucky's of Bourbon Street, Inc. ("Lucky's") to acquire all of the outstanding common stock of Lucky's. Lucky's is the lessee for a cabaret location at 735 Bourbon Street in New Orleans, Louisiana (the "Bourbon Street Location"). The Company opened the Bourbon Street Location for business in April, 1998, and subsequently closed this location. The Company has the necessary permits to serve alcoholic beverages and provide topless adult entertainment. The Company's lease for the Bourbon Street Location provides that the Company has an option to acquire the Bourbon Street Location under certain conditions. The company is presently evaluating its options as they relate to the future development of this property.

     In May, 1998, a fire damaged Broadstreets Cabaret, which is located in north Houston, Texas and this facility was closed for remodeling and repair. The Company was fully insured for the property damage. However, the Company did not maintain business interruption insurance. Thus, the Company experienced a reduction in company-wide revenues due to the loss of revenue from Broadstreets. This resulted in a material decline in revenues during the closure of Broadstreets. In August, 1998, the Company leased the Broadstreets Cabaret facility to Rick's Cabaret International, Inc and the facility was renovated and opened as an adult cabaret in December, 1998.

     In August, 1998, Rick's Cabaret International, Inc. ( "Rick's") acquired approximately 93% of the common stock (the "Shares") of the Company. Rick's acquired the Shares in a private transaction (the "Exchange") with certain principal shareholders (the "Shareholders") of Taurus. Rick's now controls Taurus.

     Rick's is a publicly owned company in the adult entertainment business trading on NASDAQ under the symbol RICK, for Rick's common stock. Rick's operates adult entertainment busiG23 nesses in Houston, Texas, New Orleans, Louisiana and Minneapolis, Minnesota, and a dance club in Houston. Robert L. Watters, Chairman and President of Rick's, was appointed as a new Director of Taurus.

Business  Strategy

     The Company presently plans to operate its existing cabaret in Austin, and to receive rental revenue for the Broadstreets Cabaret facility from Rick's. The Company intends to evaluate its options for development of the New Orleans property, including pursuing possible joint venturers or sub-leasing the property and to evaluate the redevelopment of its property in south Houston which was damaged in a fire in December, 1998. The Company intends to place its Wise County, Texas land for sale. The Company intends to place its Brazoria County, Texas ranch for sale . See, Properties.

Compliance  Policies

     The Company has a policy of ensuring that its business is carried on in conformity with local, state and federal laws. In particular, the Company's management has a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclub reinforce this policy as do periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she is not allowed to return to work until the next day. Management continually monitors the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed. The Company's management has the power to levy fines on entertainers for breaches of the Company's rules. In the event an entertainer is fined three times by management, the entertainer is barred from future performances.

     Management also reviews all credit card charges made by customers. Specifically, management has in place a formal policy which provides that all credit card charges must be approved, in writing, by management before any charges are accepted. Management is particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for food, drink and entertainment.

Controls

     Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. The Company has implemented internal procedures and controls designed to ensure the integrity of its operational and accounting records. The Company separates management personnel from all cash handling to ensure that management is isolated from and does not handle any cash. The Company uses a combination of accounting and physical inventory control mechanisms to ensure a high level of integrity in its accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, management reviews on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms.

Competition

     The adult entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of its entertainment. For example, the Company in Austin, Texas competes with a number of locally-owned adult cabarets, some of whose names may enjoy recognition greater than the Company. Although the Company believes that it is well-positioned to compete successfully, there can be no assurance that it will remain competitive.

Governmental  Regulations

     The Company is subject to various federal, state and local laws affecting its business activities. The Company takes all steps necessary to ensure compliance with all licensing and regulatory requirements for the sale of beverages as well as the sale of food.

     In Houston, and in many other cities, location of a topless or nude cabaret is subject to restriction by city ordinance. The Company in Houston is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance.

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that its locations in north and south Houston failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business Licenses at those locations were denied.

     The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the "Amortization Period") if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

     The Company filed a written request with the City of Houston requesting an extension of time during which the Company could continue operations at its locations Broadstreets Cabaret in North Houston and XTC Cabaret in South Houston under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing (the "Hearing") was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company was granted an amortization period through June 2000 for its location in north Houston and was denied an extension of time for its location in south Houston. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas.

     In May, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February, 1998, the U.S. District Court for the Southern District of Texas, Houston, Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld which may be detrimental to the business by the Company. The Company, in concert with other sexually oriented businesses, is appealing these aspects of the Houston, Texas Ordinance.

     The City of Houston has appealed the court's rulings. In the event that the City of Houston is successful in an appeal, the Company's south Houston location could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

     On April 1, 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Company's location in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what impact the enforcement of the Ordinance may have on the Company's Houston locations.

     In Austin, the Company is required to be in compliance with liquor licensing laws and with Travis County restrictions on the location of sexually oriented businesses.

Employees  and  Independent  Contractors

     As of September 30, 1998, the Company had approximately 15 full-time employees, of which 8 are in management positions, including corporate and administrative operations, and approximately 7 are engaged in customer service, including bartenders and waitresses. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

     Additionally, the Company has independent contractor relationships with over 80 entertainers, who are self-employed and work with the Company on a non-exclusive basis as independent contractors.

Transfer  Agent  and  Registrar

     The transfer agent and registrar for the Company's Common Stock is American Securities Transfer & Trust, Inc., 1825 Lawrence Street, Suite 444, Denver, Colorado 80202-1817.

ITEM  2.     PROPERTIES

     The Company's principal executive offices are located in leased facilities in Houston, Texas, consisting of a total of approximately 700 square feet at a rental rate of $1000.00 per month . The Company believes that its offices are adequate for its present needs and that suitable space will be available to accommodate its future needs.

     The Company leases a 11,000 square foot facility in New Orleans, Louisiana at a rental rate of $10,000 per month. Pursuant to this lease, the Company has an option to purchase the facility. This lease expires in 2001.

     The Company owns its location at 410 Sam Houston Parkway East in Houston. This facility has undergone renovation after a fire in May, 1998. This facility is leased to Rick's Cabaret International, Inc. and re-opened in late December, 1998. The Company receives $15,000 per month in lease income from this facility. The lease expires in July, 2018. The club will occupy 10,000 square feet in a one story building. A mortgage on the property was executed in December, 1996 by another party with an original principal amount of $660,000, bearing interest of 10% per annum, with monthly principal and interest payments of $10,790 and a balloon payment due in January, 2005.

     The Company owns its XTC Cabaret location in Houston, which was damaged in a fire in December, 1998. The Company believes that it was fully insured against the loss arising from the fire. The company's insurance policy included coverage for loss arising from business interruption. The club occupies 8,000 square feet in a one story building, which sits on approximately one acre of land.

     The Company owns its XTC Cabaret in Austin. The club occupies 7000 square feet in a one story building, which sits on 1.2 acres of land. The mortgage on the property was executed in July, 1998 in the original principal amount of $557,000, bearing interest of 10% per annum, amortized over 20 years with monthly principal and interest payments of $5,380, and a balloon payment due in July 2003.

     The Company owns approximately 350 acres of ranch land in Brazoria County, Texas.

     The  Company  owns approximately 50 acres of raw land in Wise County, Texas

ITEM  3.     LEGAL  PROCEEDINGS

     The Company is a party to litigation in All City Beverage and Entertainment, Inc. v. Taurus Entertainment, Inc., No. 98-49119, in the 61st Judicial District Court of Harris County, Texas. The plaintiff is seeking damages in connection with an asset purchase agreement between the parties. The Company has filed a counterclaim that is greater than the amount sought by the plaintiff. The Company intends to pursue a vigorous defense and to vigorously pursue its counterclaim.


Sexually  Oriented  Business  Ordinance  of  Houston,  Texas

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that its locations in north and south Houston failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business Licenses at those locations were denied

     The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the "Amortization Period") if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

     The Company filed a written request with the City of Houston requesting an extension of time during which the Company could continue operations at its locations Broadstreets Cabaret in North Houston and XTC Cabaret in South Houston under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing (the "Hearing") was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company was granted an amortization period through June 2000 for its location in north Houston and was denied an extension of time for its location in south Houston. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas.

     In May, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February, 1998, the U.S. District Court for the Southern District of Texas, Houston, Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld which may be detrimental to the business by the Company. The Company, in concert with other sexually oriented businesses, is appealing these aspects of the Houston, Texas Ordinance.

     The City of Houston has appealed the court's rulings. In the event that the City of Houston is successful in an appeal, the Company's south Houston location could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

     On April 1, 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Company's location in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what impact the enforcement of the Ordinance may have on the Company's Houston locations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fourth quarter of 1998, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

     The Company's Common Stock is traded on the OTCBB under the symbol "TAUR" The following table sets forth, for the periods indicated the high and low closing bid prices for the Common Stock of the Company taking into account and restated for all stock splits. The bid prices are believed to reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions. Periods for which the Company believes no bids were being made are indicted by an asterisk (*).

             COMMON STOCK PRICE RANGE
                   HIGH    LOW
                    1997
  First Quarter   $ .001  $ .001
  Second Quarter  $ .001  $ .001
  Third Quarter   $ .001  $ .001
  Fourth Quarter  $ .001  $ .001

                    1998
  First Quarter   $ .001  $ .001
  Second Quarter  $ .001  $ .001
  Third Quarter   $  .75  $  .75
  Fourth Quarter     (*)     (*)

____________________
(*) During the last quarter of fiscal 1998, the Company believes there were no bids or trades for its Common Stock on the OTCBB, which the Company believes is a result of the acquisition of 93% of the Company's common stock by Rick's in August, 1998. On November 9, 1998, there were approximately 1,405 stockholders of record of the Common Stock.

Transfer  Agent  and  Registrar

     The transfer agent and registrar for the Company's Common Stock is American Securities Transfer & Trust, Inc., 1825 Lawrence Street, Suite 444, Denver, Colorado 80202-1817.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended September 30, 1998 and 1997.

Forward  Looking  Statement  and  Information

     This Management Discussion and Analysis contains various forward looking statements which represent the Company's expectations or beliefs concerning future events and involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the compatibility of operations of Taurus Entertainment Companies, Inc. with the operations and management of Rick's Cabaret International, Inc., and the availability of acceptable financing to fund corporate expansion efforts. The Company has no obligation to update or revise these forward looking statements to reflect the occurrence of future events or circumstances.

General

     The Company had been operated as an oil and gas company until 1997. All oil and gas properties and operations were divested by 1996 and the Company entered the adult entertainment business in December, 1997.


Results  of  Operations

Year  Ended  September  30,  1998  Compared  to  Year  Ended September 30, 1997.

     For the 1998 fiscal year, the Company had consolidated total revenues of $3,394,783, an increase of $1,634,397 from fiscal 1997 revenues of $1,760,386.

     Consolidated net losses were $620,464 and $90,048 for fiscal years 1998 and 1997 respectively. Operating revenue increased by $1,634,397 during fiscal 1998 over fiscal 1997. The increase in operating revenue in fiscal 1998 was the direct result of the Company's acquisitions and entry into the adult entertainment business.

     The overall decline in profitability is due is attributable to the chilling effect of a new ordinance passed in by Houston City Council in January, 1997, by the failure of a new location in New Orleans to produce significant sales from the time of its opening in April, 1998 to the time of its closure in July, 1998 and by a fire in May, 1998 which closed the company's location at 410 Sam Houston Parkway East, Houston, Texas. The company intends to remedy this decline in profitability by seeking a profitable use for the New Orleans property, selling non-income producing properties and by receiving a rental stream from the lease of its location at 410 Sam Houston Parkway East in Houston, Texas to Rick's.

     Salaries and wages increased $434,408 or 60% from fiscal 1997 due to the addition of personnel in all areas of the company due to the acquisition of Taurus Entertainment Companies, Inc. and in preparation for the opening of other locations.

     Other general and administrative expenses increased 262% or $1,409,262 from fiscal 1997 to fiscal 1998. Charge card fees increased $37,750 largely due to the operation of Broadstreets Cabaret for a portion of the fiscal year. Legal and accounting fees increased $89,775 as a result of the opening of the New Orleans property and legal and accounting assistance obtained in connection with the acquisition of the majority of the company's issued stock by Rick's Cabaret International, IncAdvertising and promotion increased by $93,038 because of the opening of the New Orleans location and the company's location at 410 Sam
Houston Parkway East. The company's current media expenditures have declined reflecting the decrease in need for advertising due to the closure of the New Orleans location and the Broadstreets locationOther costs increased $765,623 during fiscal 1998 as a result of the costs associated with opening the New Orleans location and the operation of Broadstreets Cabaret until its closure in May 1998 due to a fire.

     This Company experienced a net loss of $620,464 for fiscal 1998 compared to a net loss of $90,048 for fiscal 1997. Management has taken steps as discussed in greater detail below to ensure the Company will become profitable in 1999, principally as a result of increased revenues and decreased interest expense resulting from the sale of non-income producing properties. See, Liquidity and Capital Resources.

     Interest  expense  was  ($156,238)  during  fiscal  1998.

Fiscal  Year  Ended  September  30,  1997  Compared  to  1996

     As explained in Note 2 to the consolidated financial statements, the acquisitions of the entities described above have been accounted for as a "reverse acquisition." Therefore, the combined entities have been deemed the reporting entity. Consequently, the historical combined financial statements and financial information as of and for the year ended September 30, 1997 are for the combined entities. The consolidated financial statements and financial information as of and for the year ended September 30, 1998 represent the combined financial position and results of operations of the combined entities for the entire period and Taurus since the date of acquisition. Herein, the "Company" refers to the combined entities before the acquisitions and to the entire consolidated group after the acquisitions. No pro forma information, as if the combination had occurred as of the beginning of the earliest year presented, is provided since Taurus had no continuing operations. Since the Company's adult entertainment businesses were not begun until the year ended September 30, 1997, the Company had no continuing operations during the year ended September 30, 1996. Therefore, no comparison of operations of the years is practicable.

Subsequent  Event

The Company owns its XTC Cabaret location in Houston, which was damaged in a fire in December, 1998. The Company believes that it was fully insured against the loss arising from the fire. The company's insurance policy included coverage for loss arising from business interruption. The Company does not expect that any material loss will arise as a result of the fire.

Liquidity  and  Capital  Resources

     At September 30, 1998 the Company had working capital of $73,734, compared to working capital of $318,591 at the end of fiscal 1997. The decrease in working capital is primarily due to the closure of the topless cabaret in New Orleans and the closure of the company's location at 410 Sam Houston Parkway East due to a fire in May, 1998.

     In the opinion of management, working capital is not a true indicator of the status of the Company due to the short cycle to liquidity, which results in the realization of cash within no more than five (5) days after the culmination of a transaction.

     Net cash provided by operating activities in fiscal 1998 was $ 147,129 compared to net cash provided by operating activities of $80,922 in fiscal 1997. The increase in cash provided by operating activities was due primarily to the net loss of $620,464 being balanced by depreciation of $66,388, an increase in accounts payable and accrued liabilities of $339,421, common stock being issued for services in the amount of $323,600 and a loss on fire and disposal of damaged assets of $154,634 . Net cash used in investing activities was $(785,619) in 1998 and was due to additions to property and equipment to the value of $(1,137,348) being offset by Insurance proceeds received from fire damaged assets to the value of $351,729.

     Cash provided by financing activities was $875,964 in 1998 due primarily to increase in notes payable and long-term debt $839,991, Common Stock issued was $155,500 and was balanced in part by payments on long term debt in the amount of $(262,918).

     Management believes it has implemented plans that will ensure that the Company will become profitable in fiscal 1999. Management intends to sell non-income producing assets, and to ensure a productive use of the New Orleans property. Emphasis will continue to be placed on reduction of Cost of Goods Sold by setting and monitoring management goals at each location.

     Although the Company has not established lines of credit other than the existing debt, there can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all. The Company has, however, developed numerous contacts with professionals who have expertise in raising capital through private placement of securities and the Company will look to the public marketplace to find the resources necessary to continue its planned expansion.

     The adult club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. The Company competes with a number of locally-owned adult cabarets. The Company believes it is well-positioned to compete successfully in the future.

Seasonality

     The Company is significantly affected by seasonal factors. Typically, the Company experiences reduced revenues from May through September. The Company has historically experienced its strongest operating results during October through April.

Change  of  Control

     In August, 1998, Rick's Cabaret International, Inc. ( "Rick's") acquired approximately 93% of the common stock (the "Shares") of the Company. Rick's is a publicly owned company in the adult entertainment business trading on NASDAQ under the symbol RICK. Rick's operates adult entertainment businesses in Houston, Texas, New Orleans, Louisiana and Minneapolis, Minnesota, and a dance club in Houston. Rick's also owns land in San Antonio, Texas and plans to build an adult cabaret there. The Company believes that its recent affiliation with Rick's will be synergistic.

Year  2000

     The Company currently believes that it does not have any significant exposure to uncertainties nor material anticipated costs related to Year 2000 issues including Company, vendor and customer issues. The Company's believes that its current systems and any anticipated upgrades are Year 2000 compliant.

ITEM  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had two changes in independent auditors during the past two years.

     Ernst & Young L.L.P. ("Ernst & Young"), Certified Public Accountants, of San Antonio, Texas, audited the financial statements of the Company for the year ended December 31, 1995. Ernst and Young was dismissed as of January 6, 1997.



     Simonton, Kutac & Barnidge, L.L.P. ("SB&K"), Certified Public Accountants, of Houston, Texas was engaged as the Company's accountant on June 3, 1997. SB&K was subsequently dismissed when the Company had a change in control. See below.

     There were no disagreements between the Company and Ernst & Young, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

     The report of Ernst & Young for 1995 did not contain any adverse opinion or disclaimer of opinion, excepting a "going concern" qualification, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change principal accountants was not submitted for approval to the Board of Directors. The change was made by the Company's then President, Stephen E. Fischer, because SK&B's offices were located near the new principal executive offices of the Company.

     Also, during the Company's 1995 fiscal year, and since then, Ernst & Young has not advised the Company that any of the following exist or are applicable:

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

     Further, during 1995 and since then, the Company has not consulted Ernst & Young regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

     The Company has provided Ernst & Young with a copy of the disclosure provided under this caption, and Ernst & Young has provided the Company with a letter addressed to the Securities and Exchange Commission agreeing with the disclosures made herein.

     Simonton, Kutac & Barnidge, L.L.P. ("SK&B") served as Taurus Entertainment Companies, Inc.'s (the "Company"") independent auditor until October 13, 1998, when SK&B was dismissed. Also on October 13, 1998, the firm of Jackson & Rhodes, P.C. was appointed as the Company's independent auditors for the fiscal year ended June 30, 1998.

     There were no disagreements between the Company and SK&B whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

     The report of SK&B for 1997 did not contain any adverse opinion or disclaimer of opinion, excepting a "going concern" qualification, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change principal accountants was submitted for approval to the entire Board of Directors and made at their request. The change was made as result of the acquisition of the Company by Rick's. Jackson & Rhodes, the independent auditor of Rick's, became the independent auditor of the Company in order to achieve a more cost efficient audit.

     Also, during the Company's most recent fiscal year, and since then, SK&B has not advised the Company that any of the following exist or are applicable:

(1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has lead them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management;

(2) That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

(3) That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

     Prior to the engagement of Jackson & Rhodes as independent auditors, the Company had not consulted Jackson & Rhodes regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

     SK&B provided the Company with a letter addressed to the Securities and Exchange Commission in which SK&B agreed with the disclosure contained herein.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

Directors  and  Executive  Officers

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company. The Company's Board of Directors consists of two persons.

Name                Age                          Position
------------------  ---  ---------------------------------------------------------
Eric Langan          30  Director, Chairman of the Board, Chief Executive Officer,
                         President and Chief Accounting Officer

Robert L.  Watters   47  Director

Timothy Winata       44  Chief Accounting Officer

     Eric Langan, age 30, has been involved in the adult entertainment business since 1989. He has served as the President and Director of Taurus since November, 1997. From January 1997 through the present, he has held the position of President with XTC Cabaret, Inc., which was subsequently acquired by Taurus. From November 1992 until January 1997, Mr. Langan was the President of Bathing Beauties, Inc. Since 1989, Mr Langan has exercised managerial control over the grand openings and operations of more than twelve adult entertainment businesses. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses. Mr. Langan has also been an officer of Citation Land Company which owned commercial income real estate in Houston, Texas, which also was subsequently acquired by Taurus. Mr. Langan became a Director of Rick's Cabaret International, Inc. in August, 1998.

     Robert L. Watters, age 47, has been a director of the Company since August, 1998. Mr. Watters has been president and chief executive officer of Rick's Cabaret International, Inc. since 1991 and presently serves also as its chief financial officer. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult cabaret located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the cabaret that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York state. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in the full-time management of Rick's Cabaret International, Inc. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

     Timothy Winata, age 44, had served as the Chief Accounting Officer of the Company since April 1, 1998. From September 1986 to March 1998 Mr. Winata practiced as a Certified Public Accountant with Winata, Charabaht & Associates, Inc. as President of the company.

Certain  Securities  Filings

     The Company believes that all persons subject to Section 16(a) of the Exchange Act in connection with the Company have complied on a timely basis.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended September 30, 1998, 1997, 1996 of the chief executive officer of the Company. No executive officer (other than the chief executive officer) of the Company received compensation which exceeded $100,000 during 1998.

                                   SUMMARY COMPENSATION TABLE

                  Annual  Compensation                       Long  Term  Compensation
                                                Awards                       Payouts
                                    Other                 Securities
Name and                            Annual    Restricted  Underlying           Other     All
Principal                          Compen-      Stock      Options/             LTIP   Compens-
Position   Year   Salary   Bonus  sation (1)    Awards       SARs     Payouts  sation
---------  ----  --------  -----  ----------  ----------  ----------  -------  ------

Eric       1998  $108,275    -0-         -0-         -0-         -0-              -0-       -0-
Langan     1997       -0-    -0-         -0-         -0-         -0-              -0-       -0-
CEO        1996       -0-    -0-         -0-         -0-         -0-              -0-       -0-

_____________________
(1)     The  Company  provides  Mr.  Langan with certain personal benefits.  Since the value of such  benefits does not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are  omitted.  Mr. Langan is also an employee of Rick's Cabaret International, Inc.  which owns
93%  of  the  Common  Stock  of the Company.  Mr. Langan also receives compensation from Rick's
Cabaret  International,  Inc.

Director  Compensation

     The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings.

Employee  Stock  Option  Plan

     The Company does not presently have a stock option plan in place and has no present intention to implement such a plan.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at January 11, 1999 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Rick's Cabaret International, Inc. has sole voting and investment power with respect to the shares shown as beneficially owned by it. As of January 11, 1999. there were 4,305,012 shares of Common Stock outstanding.

Name and                             Number of    Title of     Percent
 Address                              Shares       Class      of Class
-----------------------------------  ---------  ------------  ---------
Rick's Cabaret International, Inc.
3113 Bering
Houston, Texas 77057                 4,002,006  Common Stock      93.0%

Robert L.  Watters
3113 Bering
Houston, Texas 77057                       -0-  Common Stock       0.0%

Eric Langan
3113 Bering
Houston, Texas 77057                       -0-  Common Stock       0.0%

Timothy Winata
3113 Bering
Houston, Texas 77057                       -0-  Common Stock       0.0%

All directors and officers as
a group (three (3) persons)                -0-  Common Stock       0.0%

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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

     In connection with all of the transactions below, interested persons who are or were directors of the Company refrained from board votes reflecting these matters:
     In December, 1997, the Company entered into an Asset Purchase Agreement (the "Enigma Agreement") with The Enigma Group, Inc. ("Enigma") which provided for the acquisition by the Company of substantially all of the assets of Enigma (the "Enigma Assets"). The Enigma Assets consisted of: (i) certain real estate commonly known as 410 N. Sam Houston Parkway E. Houston, Texas 77060 (the "Enigma Location"); (ii) furniture, fixtures, equipment, goods, and other personal property of Enigma as such existed on December 31, 1997, located at the Enigma Location (the "Personal Property"); (iii) Enigma's lease interest as lessor for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles. Pursuant to the terms of the Enigma Agreement, as consideration for the Enigma Assets, the Company paid to Enigma 350,000 shares of common stock of the Company valued at $1.00 per share. The Enigma Agreement was the result of negotiations between the Company and Enigma and was based on numerous factors including the Company's estimate of the value of the Enigma Location and the Personal Property. Eric Langan, a Director of the Company, and Stephen E. Fischer, a former Director of the Company, controlled Enigma.

     The lessee of the Enigma Location is Atcomm Services, Inc. ("Atcomm"), which operates an adult entertainment business. In December, 1997, the Company, through its wholly owned subsidiary Broadstreets Cabaret, Inc. ("Broadstreets"), entered into an Asset Purchase Agreement with Atcomm which provided for the acquisition by the Company of substantially all of the assets of Atcomm (the "Atcomm Agreement"). The assets acquired by Broadstreets consisted of: (i) all right, title, interest and claim to the permit to operate a sexually oriented business at the Enigma Location; (ii) all inventory located at the Enigma Location; (iii) Atcomm's lease interest as lessee for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles. Pursuant to the terms of the Asset Purchase Agreement with Atcomm, Broadstreets agreed to pay, as consideration, $225,000 to Atcomm, payable pursuant to the terms of a four year unsecured promissory note of Broadstreets, payable monthly, in arrears and bearing interest at the rate of six percent (6%) per annum. The Atcomm Agreement was the result of negotiations between the Company and Atcomm and was based on numerous factors including the Company's estimate of the value of the sexually oriented business permit owned by Atcomm, current revenues of Atcomm and the leasehold rights held by Atcomm. Atcomm is owned by the son of Stephen
E.  Fischer,  a  former  Director  of  the  Company.

     In December, 31, 1997, the Company entered into an Exchange Agreement with the members of Citation Land, L.L.C. (the "Citation Agreement") which provided for the acquisition by the Company of all of the outstanding membership interests in Citation Land, L.L.C. ("Citation"). Citation owns certain real estate in Houston, Texas at which another company, XTC Cabaret, Inc. ("XTC") operates an adult entertainment business (the "XTC Location"). As discussed below, the Company has acquired all of the stock of XTC and intends to continue operating an adult entertainment business at the XTC Location. Citation also owns approximately 350 acres of ranch land in Brazoria County, Texas, 50 acres of raw land in Wise County, Texas, and, at the time of this transaction, owned options to purchase real estate in Austin, Texas and San Antonio, Texas, at which the Company had contemplated operating adult entertainment businesses. Mr. Langan, a Director of the Company received 1,153,137 shares of the Company as a result of this transaction.

     In December, 1997, pursuant to the terms of the Citation Agreement, the Company paid to the Citation Stockholders an aggregate of 2,500,000 shares of common stock of the Company which the Company valued at $1.00 per share. The Citation Agreement was the result of negotiations between the Company and the members of Citation and was based on numerous factors including the Company's estimate of the value of the assets of Citation which the Company estimated, based upon the existing lease, the estimated value of the real estate and the options, to be approximately $2,500,000. Eric Langan, a Director of the Company, controlled Citation.

     In December, 1997, the Company entered into a Stock Exchange Agreement with the stockholders of XTC Cabaret, Inc. (the "XTC Agreement") which provided for the acquisition by the Company of all of the outstanding stock of XTC Cabaret, Inc. ("XTC"). XTC operates two adult entertainment businesses, in Houston and Austin. Citation is the landlord of one of XTC's adult nightclubs in Houston, Texas and has an option to purchase the real estate in Austin. Pursuant to the terms of the XTC Agreement, the Company paid the XTC Stockholders an aggregate of 525,000 shares of common stock of the Company valued at $1.00 per share. The XTC Agreement was the result of negotiations between the Company and the XTC Stockholders and was based on numerous factors including the Company's estimate of the value of the assets of XTC which the Company estimated, based upon current operations and future revenues from its three existing adult nightclubs to be approximately $525,000. Eric Langan, a Director of the Company and Mitchell White, a former director of the Company, were the sole stockholders of XTC.

     The Company leases a premises located on the north side of Houston, Texas to its parent, Rick's Cabaret International, Inc. , where a Rick's Cabaret opened in December, 1998. The lease for this location continues until July 31, 2018 at a monthly rent of $15,000.00. The lease is a triple net lease with tenant paying taxes, maintenance and insurance. Rick's will occupy 10,000 square feet in a one story building.

Item  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

Exhibit  No.  Identification of Exhibit
    3.1    *  The Company's Articles of Incorporation as amended.

    3.2    *  The Company's By-laws as amended.

    4.1    *  Specimen of the Company's common stock certificate.
   10.1   **  Asset Purchase Agreement dated December 31, 1997, between the Company and The
              Enigma Group, Inc.-- incorporated by reference to the Company's report on Form 8-K dated
              December 31, 1997 and exhibits thereto.
   10.2   **  Asset Purchase Agreement dated December 31, 1997 between Broadstreets Cabaret, Inc.
              and Atcomm Services, Inc.-- incorporated by reference to the Company's report on Form 8-K dated December 31, 1997 and exhibits thereto.
   10.3   **  Stock Exchange Agreement dated December 31, 1997 between the Company and the
              Stockholders of XTC Cabaret, Inc.-- incorporated by reference to the Company's report on
              Form 8-K dated December 31, 1997 and exhibits thereto.
   10.4   **  Exchange Agreement dated December 31, 1997 between the Company and the Members of
              Citation Land, L.L.C.-- incorporated by reference to the Company's report on Form 8-K dated December 31, 1997 and exhibits thereto.
   16.1   **  First letter on change in certifying accountant -- incorporated by reference to the Company's report on Form 8-K filed as of January 13, 1997 and exhibits thereto.
   16.2   **  Second letter on change in certifying accountant -- incorporated by reference to the
              Company's report on Form 8-K dated October 15, 1998 and exhibits thereto.
   21.1    *  Subsidiaries
   27.1    *  Financial Data Schedule

-----------------------------
           *  Filed herewith
          **  Incorporated by reference

(b) Reports on Form 8-K. The Company filed a report on Form 8-K dated October 13, 1998 which reported Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the January 11, 1999.

                         TAURUS  ENTERTAINMENT  COMPANIES  INC.

                         /s/  ERIC  LANGAN
                         -----------------
                         Eric  Langan
                         Director,  Chairman  of  the  Board,
                         Chief  Executive  Officer
                         and  President



Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE                             TITLE                      DATE
-----------------------  --------------------------------  ----------------
/s/ ERIC LANGAN          Director, Chairman of the Board,  January 11, 1999
-----------------------
Eric Langan              Chief Executive Officer
                         and President


/s/ ROBERT L.  WATTERS   Director                          January 11, 1999
-----------------------
Robert L.  Watters


/s/ TIMOTHY WINATA       Chief Accounting Officer          January 11, 1999
-----------------------
Timothy Winata

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            PAGE
                                                           ------
Independent Auditors' Report . . . . . . . . . . . . . . .  F-2-3

Consolidated Balance Sheets for the years ended
  September 30, 1998 and 1997. . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations for the years ended
  September 30, 1998 and 1997. . . . . . . . . . . . . . .  F-5

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended September 30, 1998 and 1997. . . . .  F-6

Consolidated Statements of Cash Flows for the years ended
  September 30, 1998 and 1997. . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements . . . . . . . .  F-8

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholders
Taurus  Entertainment  Companies,  Inc.


We have audited the accompanying consolidated balance sheets of Taurus Entertainment Companies, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taurus Entertainment Companies, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.












                                                   Jackson  &  Rhodes  P.C.


Dallas,  Texas
November  13,  1998,  except  for  Note  10,
    which  is  as  of  December  16,  1998

                           Independent Auditors Report

Board  of  Directors  and  Stockholders
Taurus  Entertainment  Companies,  Inc.

We have audited the accompanying balance sheet of Taurus Entertainment Companies, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taurus Entertainment Companies, Inc and Subsidiaries at September 30, 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                         Simonton,  Kutac  &  Barnidge,  L.L.P.

Houston,  Texas
May  13,  1998

                   TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                SEPTEMBER 30, 1998 AND 1997


                                 ASSETS
                                                                      1998         1997
                                                                  ------------  -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   243,346   $    5,872
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . .        2,343        5,289
  Accounts receivable - related party. . . . . . . . . . . . . .        9,755       65,077
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .          765        6,525
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .        1,600            -
  Land held for sale . . . . . . . . . . . . . . . . . . . . . .      569,069      567,501
                                                                  ------------  -----------
    Total current assets . . . . . . . . . . . . . . . . . . . .      826,878      650,264
                                                                  ------------  -----------

Property and equipment:
  Buildings, land and leasehold improvements . . . . . . . . . .    1,769,572    1,079,558
  Furniture and equipment. . . . . . . . . . . . . . . . . . . .      169,671      308,897
                                                                  ------------  -----------
                                                                    1,939,243    1,388,455

  Less accumulated depreciation. . . . . . . . . . . . . . . . .      (69,751)     (81,992)
                                                                  ------------  -----------

                                                                    1,869,492    1,306,463
                                                                  ------------  -----------

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      108,705            -
                                                                  ------------  -----------
                                                                  $ 2,805,075   $1,956,727
                                                                  ============  ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable (Note 4). . . . . . . . . . . . . . . . . . . . .  $    25,000   $        -
  Current portion of long-term debt (Note 5) . . . . . . . . . .      220,527      222,427
  Payable to Parent. . . . . . . . . . . . . . . . . . . . . . .       79,851            -
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .      185,644        4,691
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .      203,677       51,259
  Income taxes payable . . . . . . . . . . . . . . . . . . . . .       38,445       53,296
                                                                  ------------  -----------
    Total current liabilities. . . . . . . . . . . . . . . . . .      753,144      331,673

Long-term debt, less current portion (Note 5). . . . . . . . . .    1,932,967    1,230,094
                                                                  ------------  -----------

        Total liabilities. . . . . . . . . . . . . . . . . . . .    2,686,111    1,561,767
                                                                  ------------  -----------

Commitments and contingencies (Note 8) . . . . . . . . . . . . .            -            -


Stockholders' equity (Notes 1 and 3):
  Preferred stock - $.10 par, authorized
    10,000,000 shares; none issued and outstanding . . . . . . .            -            -
  Common stock - $.01 par, authorized
    20,000,000 shares;  issued and outstanding 4,305,012 shares.        4,305        2,000
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    4,026,383      284,256
  Retained earnings (deficit). . . . . . . . . . . . . . . . . .   (3,911,724)     108,704
                                                                  ------------  -----------
    Total stockholders' equity . . . . . . . . . . . . . . . . .      118,964      394,960
                                                                  ------------  -----------
                                                                  $ 2,805,075   $1,956,727
                                                                  ============  ===========


          See accompanying notes to consolidated financial statements.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                     1998         1997
                                                  -----------  -----------
Revenues:
  Sales of alcoholic beverages . . . . . . . . .  $  781,566   $  253,812
  Sales of food. . . . . . . . . . . . . . . . .     311,611      121,659
  Service revenues . . . . . . . . . . . . . . .   2,275,937    1,224,011
  Other. . . . . . . . . . . . . . . . . . . . .      25,669      160,904
                                                  -----------  -----------

                                                   3,394,783    1,760,386
                                                  -----------  -----------

Operating expenses:
  Cost of goods sold . . . . . . . . . . . . . .     372,585      154,758
  Salaries and wages . . . . . . . . . . . . . .   1,084,457      650,049
  Other general and administrative:
    Taxes and permits. . . . . . . . . . . . . .     414,323      137,336
    Charge card fees . . . . . . . . . . . . . .      46,905        9,155
    Rent . . . . . . . . . . . . . . . . . . . .     231,168       85,079
    Legal and accounting . . . . . . . . . . . .     141,915       52,140
    Advertising. . . . . . . . . . . . . . . . .     199,627      106,589
    Other. . . . . . . . . . . . . . . . . . . .   1,241,042      475,419
                                                  -----------  -----------

                                                   3,732,022    1,670,525
                                                  -----------  -----------

Income (loss) from operations. . . . . . . . . .    (337,239)      89,861

  Interest expense . . . . . . . . . . . . . . .    (156,238)    (130,569)
                                                  -----------  -----------

Loss before income taxes and extraordinary item.    (493,477)     (40,708)

  Income taxes (benefit) (Note 8). . . . . . . .      (8,390)      49,340
                                                  -----------  -----------


Net loss before extraordinary item . . . . . . .    (485,087)     (90,048)

Extraordinary item - fire damage loss (Note 7) .    (135,377)           -
                                                  -----------  -----------

Net loss . . . . . . . . . . . . . . . . . . . .  $ (620,464)  $  (90,048)
                                                  ===========  ===========


Basic net loss per common share:
  Loss before extraordinary item . . . . . . . .  $    (0.12)  $    (0.03)
  Extraordinary item . . . . . . . . . . . . . .       (0.03)           -
                                                  -----------  -----------
  Net loss . . . . . . . . . . . . . . . . . . .  $    (0.16)  $    (0.03)
                                                  ===========  ===========

Weighted average shares outstanding. . . . . . .   3,922,711    3,576,026
                                                  ===========  ===========

          See accompanying notes to consolidated financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                          Common Stock      Additional     Retained
                                       -------------------
                                       Number of              Paid-in      Earnings
                                         Shares    Amount     Capital     (Deficit)      Total
                                       ----------  -------  -----------  ------------  ----------
Balance, September 30, 1996 . . . . .      1,000   $ 1,000  $  284,256   $   198,752   $ 484,008

Sale of common stock for cash . . . .      1,000     1,000           -             -       1,000

Net loss. . . . . . . . . . . . . . .          -         -           -       (90,048)    (90,048)
                                       ----------  -------  -----------  ------------  ----------

Balance, September 30, 1997 . . . . .      2,000     2,000     284,256       108,704     394,960

Revaluation of equity accounts of the
acquisition of Taurus Entertainment
Companies, Inc. . . . . . . . . . . .  3,674,026     1,676   3,194,094    (3,181,464)     14,306

Deemed dividend on acquisition. . . .          -         -           -      (218,500)   (218,500)

Purchase of treasury stock. . . . . .       (172)        -         (38)            -         (38)

Sale of common stock for cash . . . .    195,500       196     155,304             -     155,500

Issuance of common stock for services    340,500       340     323,260             -     323,600

Conversion of debt to common stock. .     93,158        93      69,507             -      69,600

Net loss. . . . . . . . . . . . . . .          -         -           -      (620,464)   (620,464)
                                       ----------  -------  -----------  ------------  ----------

Balance, September 30, 1998 . . . . .  4,305,012   $ 4,305  $4,026,383   $(3,911,724)  $ 118,964
                                       ==========  =======  ===========  ============  ==========

          See accompanying notes to consolidated financial statements.

                TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                1998         1997
                                                            ------------  ----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .  $  (620,464)  $ (90,048)

Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . .       66,388      73,538
  Common stock issued for services . . . . . . . . . . . .      323,600           -
  Extraordinary item - loss on fire and disposal of assets      154,634           -
  Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . .        2,946      (5,289)
    Inventories. . . . . . . . . . . . . . . . . . . . . .        5,760      (6,525)
    Prepaid expenses and other assets. . . . . . . . . . .     (110,305)          -
    Accounts payable and accrued liabilities . . . . . . .      339,421      55,950
    Income taxes payable/receivable. . . . . . . . . . . .      (14,851)     53,296
                                                            ------------  ----------
      Net cash provided by operating activities. . . . . .      147,129      80,922
                                                            ------------  ----------

Cash flows from investing activities:
  Additions to property and equipment. . . . . . . . . . .   (1,137,348)   (803,129)
  Insurance proceeds from fire damaged assets. . . . . . .      351,729           -
                                                            ------------  ----------
      Net cash used by investing activities. . . . . . . .     (785,619)   (803,129)
                                                            ------------  ----------

Cash flows from financing activities:
  Common stock issued. . . . . . . . . . . . . . . . . . .      155,500       1,000
  Increase in notes payable and long-term debt . . . . . .      839,991     780,329
  Payments on long-term debt . . . . . . . . . . . . . . .     (262,918)   (175,042)
  Increase decrease in accounts receivable - related party       63,540     (74,290)
  Increase in loan from Parent . . . . . . . . . . . . . .       79,851           -
  Decrease in loan to shareholder. . . . . . . . . . . . .            -     192,382
                                                            ------------  ----------
      Net cash provided by financing activities. . . . . .      875,964     724,379
                                                            ------------  ----------

Net increase (decrease) in cash. . . . . . . . . . . . . .      237,474       2,172

Cash at beginning of year. . . . . . . . . . . . . . . . .        5,872       3,700
                                                            ------------  ----------

Cash at end of year. . . . . . . . . . . . . . . . . . . .      243,346       5,872
                                                            ============  ==========


Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . .      156,238     130,569
                                                            ============  ==========

  Income taxes . . . . . . . . . . . . . . . . . . . . . .        6,461      11,168
                                                            ============  ==========

Noncash  transactions:
     During  the  year ended September 30, 1998, the Company issued $225,000 of debt in  connection  with  the acquisition (Note 3).  The Company also issued 93,158 shares  of  common  stock  to  convert  $69,600  of  debt.

          See accompanying notes to consolidated financial statements.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997


1.     ORGANIZATION

Taurus Entertainment Companies, Inc. ("Taurus"), formerly Taurus Petroleum, Inc., changed its name in November 1997 to reflect its entry into the adult entertainment business. The Company, which was formed as a Colorado corporation in 1977, was previously an independent oil and gas exploration, development and production company until it divested all of its oil and gas assets in July 1996. In November 1997, Taurus' stockholders approved a 1 for 300 reverse common stock split and the number of authorized shares of common stock was reduced from 200,000,000 to 20,000,000. Additionally, Taurus authorized 10,000,000 shares of preferred stock. See Note 3 for information regarding acquisitions by Taurus in December 1997 and the basis of presentation of the accompanying consolidated financial statements. On August 4, 1998, the Company's principal shareholders entered into an agreement with Rick's Cabaret International, Inc. ("Rick's"), whereby Rick's acquired approximately 90% of the outstanding common stock of the Company. Rick's is a publicly held company in the adult entertainment business.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting net losses of $620,464 and $90,048 for the years ended September 30, 1998 and 1997.

Management believes it has implemented plans that will ensure that the Company will become profitable in fiscal 1999, including opening its Austin location, renting its refurbished Broadstreets location to its parent, taking steps to restructure management compensation, and reorganizing the accounting function to more effectively manage the business. Additionally, funds will be generated by sale of the land held for sale.

Principles  of  Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. (Also see Note 3.)

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Net  Loss  Per  Common  Share

In  March  1997,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company has no potential dilutive securities outstanding, the accompanying presentation is only of basic loss per share.

Use  of  Estimates  and  Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Inventories

Inventories, consisting principally of liquor and food products, are stated at the lower of cost or market (first-in, first-out method).

     Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Property  and  Equipment

Property and equipment are stated at cost. Cost of property renewals and betterments are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

     Building  and  improvements      31  years
     Equipment                       5-7  years
     Leasehold  improvements          10  years

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Land  Held  for  Sale

Land held for sale is stated at lower of cost or market and is expected to be liquidated within the next fiscal year.

Revenue  Recognition

The Company recognizes all revenues at point-of-sale upon receipt of cash, check or charge sale.

Income  Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which reflects an asset and liability approach in accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

3.     ACQUISITIONS  AND  BASIS  OF  PRESENTATION

On December 31, 1997, Taurus Entertainment Companies, Inc. ("Taurus"), entered into an Asset Purchase Agreement (the "Enigma Agreement") with The Enigma Group, Inc. ("Enigma") which provided for the acquisition by Taurus of substantially all of the assets of Enigma (the "Enigma Assets"). The Enigma Assets consisted of: (i) certain real estate commonly known as 410 N. Sam Houston Parkway E. Houston, Texas 77060 (the "Enigma Location") which is the existing location of Broadstreets Cabaret, an adult entertainment cabaret ("Broadstreets Cabaret");
(ii) furniture, fixtures, equipment, goods, and other personal property, located at the Enigma Location; (iii) Enigma's lease interest as lessor for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names and general intangibles. Pursuant to the terms of the Enigma Agreement, as consideration for the Enigma Assets, Taurus paid to Enigma 350,000 shares of common stock of Taurus.

The lessee of the Enigma Location is Atcomm Services, Inc. ("Atcomm"), which operates Broadstreets Cabaret. Taurus, through its wholly owned subsidiary, Broadstreets Cabaret, Inc. ("Broadstreets"), entered into an Asset Purchase Agreement with Atcomm which provided for the acquisition by Taurus of substantially all of the assets of Atcomm (the "Atcomm Agreement"). The assets acquired by Broadstreets consisted of: (i) all right, title, interest and claim to the permit to operate a sexually oriented business at the Enigma Location;
(ii) all inventory located at the Enigma Location; (iii) Atcomm's lease interest as

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     ACQUISITIONS  AND  BASIS  OF  PRESENTATION  (CONTINUED)

lessee for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles. The Company intends to continue to operate the adult nightclub at this location (see Note 6 regarding a fire at this location). Pursuant to the terms of the Asset Purchase Agreement with Atcomm, Broadstreets agreed to pay, as consideration, $225,000 to Atcomm, payable pursuant to the terms of a four year unsecured promissory note of Broadstreets, payable monthly, in arrears and bearing interest at the rate of six percent (6%) per annum. Atcomm was owned by the son of a director of Taurus.

On December 31, 1997, Taurus entered into an Exchange Agreement with the members of Citation Land, L.L.C. (the "Citation Agreement") which provided for the acquisition by Taurus of all of the outstanding membership interests in Citation Land, L.L.C. ("Citation"). Citation owns certain real estate in Houston, Texas at which another company, XTC Cabaret, Inc. ("XTC") operates an adult entertainment business (the "XTC Location"). As discussed below, Taurus has acquired all of the stock of XTC and intends to continue operating an adult entertainment business at the XTC Location. Citation also owns approximately 350 acres of ranch land in Brazoria County, Texas, 50 acres of raw land in Wise County, Texas, and owns options to purchase real estate in Austin, Texas and San Antonio, Texas, at which locations Taurus contemplates operating adult entertainment businesses. Pursuant to the terms of the Citation Agreement, Taurus paid to the Citation Stockholders an aggregate of 2,500,000 shares of common stock of Taurus.

On December 31, 1997, Taurus entered into a Stock Exchange Agreement with the stockholders of XTC Cabaret, Inc. (the "XTC Agreement") which provided for the acquisition by Taurus of all of the outstanding stock of XTC Cabaret, Inc. ("XTC"). XTC operates three adult entertainment businesses, two in Houston and one in Austin. Citation is the landlord of one of XTC's adult nightclubs in Houston, Texas and has an option to purchase the real estate in Austin. Taurus intends to continue operating XTC as an adult entertainment business. Pursuant to the terms of the XTC Agreement, Taurus paid the XTC Stockholders an aggregate of 525,000 shares of common stock of Taurus.

Each of the aforementioned acquired businesses had common ownership and are referred to below as "the combined entities". The acquisitions have been accounted for as a "reverse acquisition" whereby the combined entities acquired Taurus in a transaction accounted for as a purchase. The purchase price has been determined based on the fair value of Taurus' net assets (liabilities) at the date of acquisition. Because Taurus' balance sheet at that date consisted of cash and accounts payable, the purchase price was determined essentially to be the net book value of Taurus and no goodwill was recognized in the transaction. The note consideration of $225,000 paid for the acquired businesses is accounted for as a deemed dividend.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     ACQUISITIONS  AND  BASIS  OF  PRESENTATION  (CONTINUED)

Since the acquisition has been accounted for as a reverse acquisition, the combined entities have been deemed the reporting entity. Consequently, the historical combined financial statements and financial information as of and for the year ended September 30, 1997 are for the combined entities. The consolidated financial statements and financial information as of and for the year ended September 30, 1998 represent the combined financial position and results of operations of the combined entities for the entire period and Taurus since the date of acquisition. Herein, the "Company" refers to the combined entities before the acquisitions and to the entire consolidated group after the acquisitions. No pro forma information, as if the combination had occurred as of the beginning of the earliest year presented, is provided since Taurus had no continuing operations.

4.     NOTE  PAYABLE

At September 30, 1998, the Company has a $25,000 non-interest bearing note payable to a corporation which is in default. The note agreement is for the purchase of the common stock of Lucky's of Bourbon Street, Inc. d/b/a Lucky Pierre's Cabaret, a Louisiana corporation that operates an adult entertainment club in New Orleans. As of September 30, 1998, the Company has not paid the note or issued the common stock due to a dispute regarding certain post-closing costs paid by Taurus on behalf of the Seller.

5.     LONG-TERM  DEBT

Long-term  debt  at  year-end  consists  of  the  following  at  September  30:

                                                           1998     1997
                                                          -------  -------
 Note payable to partnership maturing March 2026,
 due in monthly installments of $576 including principal
 and interest at 12%; secured by real estate.. . . . . .  $55,443  $55,686

 Note payable to partnership maturing July 2007,
 due in monthly installments of $653 including principal
 and interest at 12%; secured by real estate.. . . . . .   62,868   63,144

 Note payable to partnership maturing July 2007,
 due in monthly installments of $309 including principal
 and interest at 12%; secured by real estate.. . . . . .   29,842   29,956

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     LONG-TERM  DEBT  (CONTINUED)

                                                               1998         1997
                                                            -----------  -----------
 Note payable to corporation maturing December 2000,
 due in monthly principal installments of $2,000 plus
 interest at 9%; secured by real estate. . . . . . . . . .  $  147,854   $  204,302

 Note payable to individual maturing July 2004,
 due in monthly installments of $2,868 including principal
 and interest at 12%; secured by real estate.. . . . . . .     286,745      156,169

 Note payable to individual maturing March 2006,
 due in monthly installments of $2,573, plus interest at
 9.25%; secured by real estate.. . . . . . . . . . . . . .     310,455      312,509

 Note payable to corporation maturing April 2002,
 due in monthly installments of $13,758 including
 principal and interest at 10%; secured by real estate.. .     528,970      605,032

 Note payable to corporation maturing June 2001,
 due in monthly installments of $667, plus interest at
 8.3%; secured by certain equipment. . . . . . . . . . . .      19,624       25,723

 Note payable to a financing company maturing
 August 2003, due in monthly installments of $5,380,
 including interest at 10%, secured by real estate . . . .     556,566            -

 Note payable to corporation in connection with
 Atcomm acquisition maturing December 2001,
 due in monthly installments of $5,284 including
 principal and interest at 6%; unsecured . . . . . . . . .     155,127            -
                                                            -----------  -----------
                                                             2,153,494    1,452,521
 Less current maturities . . . . . . . . . . . . . . . . .    (220,527)    (222,427)
                                                            -----------  -----------
                                                            $1,932,967   $1,230,094
                                                            ===========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     LONG-TERM  DEBT  (CONTINUED)

Scheduled maturities of long-term debt are as follows for the years ending September 30:

1999. . . . .$  220,527
2000. . . . .   330,234
2001. . . . .   248,308
2002. . . . .   176,850
2003. . . . .   450,976
 Thereafter .   726,599
             ----------

             $2,153,494
             ==========

6.     FIRE  DAMAGE

On May 5, 1998, a fire damaged the adult entertainment facility known as Broadstreets Cabaret located in Houston, Texas. The Company incurred a material decline in revenues subsequent to the closure of Broadstreets. The insurance settlement resulted in an extraordinary loss of $135,577 in 1998.

7.     INCOME  TAXES

Income  tax  expense  (benefit)  consisted  of  current taxes for 1998 and 1997.

Following is a reconciliation of income taxes (benefit) at the U.S. Federal tax rate to the amounts recorded by the Company for the years ended September 30:

                                                      1998       1997
                                                   ----------  ---------
Tax credit on loss before income
    taxes at the statutory rate . . . . . . . . .  $(168,000)  $(31,000)
Separate return limitation - unavailable
    loss carrybacks and nonconsolidated companies    159,610     80,340
                                                   ----------  ---------
                                                   $  (8,390)  $ 49,340
                                                   ==========  =========

The components of the net deferred tax asset/liability are as follows at September 30:

                                           1998     1997
                                        ----------  -----
Operating loss carryforwards . . . . .  $(226,000)  $   -
Deductible preopening costs. . . . . .     16,000
Deferred tax asset valuation allowance    210,000       -
                                        $       -   $   -
                                        ==========  =====

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     INCOME  TAXES  (CONTINUED)

For tax purposes, the Company has a net operating loss carryforward amounting to approximately $664,000 which will expire, if not utilized, beginning in 2012.

8.     COMMITMENTS  AND  CONTINGENCIES

     Leases

The Company, as lessee, has entered into and/or assumed various non-cancelable leases for office space and operating facilities. Future minimum lease payments under non-cancelable leases at September 30, 1998 are as follows:

Years Ending
September 30,
----------------------------
     1999. . . . . . . . . .  $125,445
     2000. . . . . . . . . .   120,000
     2001. . . . . . . . . .    50,000
                              --------

Total minimum lease payments  $295,445
                              ========

Concentration  of  Credit  Risk

The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits may be in excess of federally insured limits. The Company has not incurred losses related to its cash on deposit with banks.

Litigation

In November, 1998, LMTD, Inc. initiated litigation against a subsidiary of the Company, Citation Land, LLC ("Citation"), in a case styled LMTD, Inc. v. Texas Warehouse Company, Inc., et al. Cause No. 98-12570, in the 200th Judicial District Court of Travis County, Texas. The suit seeks specific performance and damages against Texas Warehouse Company, Inc. regarding a Purchase Option Agreement. Plaintiff also alleges a tortious interference claim against Citation in the amount of $540,000. Counsel for Citation intends to file a counterclaim and or cross action at the time that its answer is do. Counsel for Citation believes that the exposure to Citation is minimal. The Company intends to vigorously defend itself in this matter and to deny all allegations.

On October 15, 1998, All City Beverage and Entertainment, Inc. initiated litigation against the Company in a case styled All City Beverage and Entertainment, Inc. v. Taurus Entertainment Companies, Inc.("Taurus"), Cause No. 98-49119, in the 61st Judicial District Court of Harris County, Texas. The suit seeks damages in the amount of $25,000

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

and 175,000 shares of common stock of Taurus in connection with an Asset Purchase Agreement between All City Beverage and Entertainment, Inc. and Taurus. The Company has filed a counter-claim asserting that there were undisclosed obligations which Taurus was required to pay. The counter-claim seeks damages in an amount in excess of $25,000. This matter is in the early stages of litigation and no discovery has taken place. The Company intends to vigorously defend itself in this matter.

The Company is in certain lawsuits arising in the ordinary course of business. In the opinion of the Company's legal counsel and management, any liability resulting from such litigation would not be material in relation to the Company's financial position.

Sexually  Oriented  Business  Ordinance  of  Houston,  Texas

In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that its locations in north and south Houston failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License at those locations were denied.

The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the "Amortization Period") if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

The Company filed a written request with the City of Houston requesting an extension of time during which the Company could continue operations at its original location under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing (the "Hearing") was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company was granted an amortization period through June 2000 for its location in north Houston and was denied an extension of time for its location in south Houston. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

In May, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998 the U.S. District Court for the Southern District of Texas, Houston, Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance.

There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld, which may be detrimental to the business by the Company. The Company, in concert with other sexually oriented businesses, is appealing these aspects of the Houston, Texas Ordinance.

It is unknown if the City of Houston will appeal the court's rulings. In the event that the City of Houston is successful in an appeal, the Company's Houston location could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

On April 1, 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Company's locations in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston location. It is unknown what impact the enforcement of the Ordinance may have on the Company's Houston locations.

Fair  Value  of  Financial  Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value base on their effective interest rates compared to current market rates.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     ACCOUNTING  DEVELOPMENTS

SFAS  129

Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 has had no effect on the Company as it currently discloses the information specified.

SFAS  130
               In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position are unaffected by implementation of these new standar
Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Results of operations and financial position are unaffected by implementation of this new standard.

SFAS  131

SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement will not have an effect on the Company's financial statements, since the Company only operates in one segment of business, the operation of adult night clubs.

10.     SUBSEQUENT  EVENT

The Company owns its XTC Cabaret location in Houston, which was damaged in a fire in December, 1998. The Company believes that it was fully insured against the loss arising from the fire. The company's insurance policy included coverage for loss arising from business interruption. The Company does not expect that any material loss will arise as a result of the fire.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     RELATED  PARTY  TRANSACTIONS

See Note 3 for various related transactions with related parties which comprise the "reverse acquisitions."

Beginning in December 1998, the Company will lease its Broadstreets location (see Note 6) to Rick's for $15,000 per month on a twenty-year operating lease.

                               INDEX TO EXHIBITS

EXHIBIT       SEQUENTIAL
NUMBER        DESCRIPTION
-------       ---------------------------------------------------------------------------------------------
    3.1    *  The Company's Articles of Incorporation as amended.

    3.2    *  The Company's By-laws as amended.

    4.1    *  Specimen of the Company's common stock certificate.
   10.1   **  Asset Purchase Agreement dated December 31, 1997, between the Company and The
              Enigma Group, Inc.-- incorporated by reference to the Company's report on Form 8-K dated
              December 31, 1997 and exhibits thereto.
   10.2   **  Asset Purchase Agreement dated December 31, 1997 between Broadstreets Cabaret, Inc.
              and Atcomm Services, Inc.-- incorporated by reference to the Company's report on Form 8-K dated December 31, 1997 and exhibits thereto.
   10.3   **  Stock Exchange Agreement dated December 31, 1997 between the Company and the
              Stockholders of XTC Cabaret, Inc.-- incorporated by reference to the Company's report on
              Form 8-K dated December 31, 1997 and exhibits thereto.
   10.4   **  Exchange Agreement dated December 31, 1997 between the Company and the Members of
              Citation Land, L.L.C.-- incorporated by reference to the Company's report on Form 8-K dated December 31, 1997 and exhibits thereto.
   16.1   **  First letter on change in certifying accountant -- incorporated by reference to the Company's report on Form 8-K filed as of January 13, 1997 and exhibits thereto.
   16.2   **  Second letter on change in certifying accountant -- incorporated by reference to the
              Company's report on Form 8-K dated October 15, 1998 and exhibits thereto.
   21.1    *  Subsidiaries
   27.1    *  Financial Data Schedule

-----------------------------
           *  Filed herewith
          **  Incorporated by reference