Form 10QSB
period 1998-12-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 1999-02-16
CIK 225926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-QSB
                                -----------------

[X] QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934;  For  the  Quarterly  Period  Ended:  December  31,  1998

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


Check  whether the  issuer (1) has  filed all reports required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     At February 11, 1999, approximately 4,305,012 shares of common stock, $.001 par value, were outstanding.

   Transitional Small Business Disclosure  Format  (check one);   Yes [ ] No [x]

                      TAURUS ENTERTAINMENT COMPANIES, INC.


                                    CONTENTS
                                    --------




PART I - FINANCIAL INFORMATION
------------------------------

Item  1.     Financial  Statements  (Unaudited)

             Balance  Sheet  as  of  December  31,  1998  and September 30, 1998

             Statement  of  Operations  --
                Three months ended December 31, 1998 and 1997

             Statement  of  Cash  Flow  --
                Three  months  ended  December  31,  1998  and  1997

             Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II  -  OTHER  INFORMATION
-------------------------------


Item  6.     Exhibits  and  Reports  on  Form  8-K

SIGNATURES
----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10 KSB for the year ended September 30, 1998. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates", and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Special Note Regarding Forward Looking Information".

GENERAL

The Company entered into the adult entertainment business in 1997. In 1998, another public company, Rick s Cabaret International, Inc., acquired 93% of the outstanding shares of the Company. The Company's fiscal year end is September 30.

Revenues are derived from the sale of liquor, beer, wine and food, as well as from dancer performances, cover charges and other income.

Results  of  Operations

Three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

For the quarter ended December 31, 1998, the Company had consolidated total revenues of $430,111 an increase of $429,964 from the fiscal quarter ended December 31, 1997 of $147. The increase in revenues compared to the first quarter ended December 31, 1997 is due to the fact that the Company had no operations during the first quarter of fiscal year 1998.

Cost of goods sold were 7% and 0% of sales for the first quarters of fiscal 1999 and 1998, respectively. The Cost of Goods sold in fiscal 1999 is due to the operations at the company s location in Austin, Texas.

Payroll and related costs were $175,183 for the first quarter in 1999 compared to $ 0 for the same fiscal period in 1998. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses were $242,660 for the first quarter of fiscal 1999.

Interest  expense  was  $33,950  in  the  first  quarter  of  fiscal  1999.

Net  loss  for  the  first  quarter  of  fiscal  1999  was $(51,559) compared to
a  loss  of   $(850)  for  the  first  quarter  of  fiscal  1998.

Liquidity  and  Capital  Resources

At December 31, 1998 the Company has negative working capital of $324,735 compared to working capital of $73,734 at September 30, 1998. The decrease in working capital is due primarily to expenditure of cash in re-building one of the company s locations located in north Houston which was damaged by fire in May, 1998 and which has been subsequently re-built and leased to a subsidiary of Rick s Cabaret International, Inc.

LIQUIDITY  AND  CAPITAL  RESOURCES

In the opinion of management, working capital is not a true indicator of the financial status of the company. Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short term business down turns. The Company considers the primary indicators of financial status to be the long term trend and mix of sales revenues, overall cash flow and profitability from operations and the level of long term debt.

During  the  three  months  ended  December  31,  1998,  the  Company  provided
$196,025 cash from operations as opposed to $(850) cash used during the same period in fiscal 1998. An amortization and depreciation expense recorded during the period ended December 31, 1998 was $20,852. Net cash used in investing activities was $179,039, principally in The Company's north Houston location.

There was a decrease in sales in Houston, Texas resulting from the implementation of the new sexually oriented business ordinance in April and June 1998. Management believes that the effects of the implementation of this ordinance will diminish in future months.

SEASONALITY

The Company is significantly affected by seasonal factors. Typically, the Company has experienced reduced revenues from April through September with the strongest operating results occurring during October through March. While management continues to believe that the overall trend remains consistent, the Company has experienced decreased sales in the Houston location during the October through June period. Management attributes these decreases to the current level of competition and to the public perception of a newly enacted city ordinance affecting sexually oriented businesses which is undergoing judicial review.

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  INFORMATION

The Company is including the following cautionary statement in this Quarterly Report on Form 10 QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the impact and implementation of the sexually oriented business ordinance in the City of Houston, the recent opening of the club in Minneapolis, Minnesota and the availability of acceptable financing to fund corporate efforts.

     PART  II

     OTHER  INFORMATION

Item  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     Exhibits  required  by  Item  601  of  Regulation  SB

     (2)  Exhibit  27.1     Financial  Data  Schedule

     Reports  on  Form  8-K

     On October 15, 1998, the Company filed a report on Form 8-K dated October 13, 1998 reporting a change in certifying accountant.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            TAURUS ENTERTAINMENT COMPANIES, INC.

Date: February 12 , 1999                    By:  /s/ Eric Langan
                                               ---------------------------------
                                                     Eric Langan, Chairman

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE  SHEETS

                                  ASSETS
                                  ------

                                                  12/31/98     9/30/98
                                                (UNAUDITED)   (AUDITED)

CURRENT ASSETS
  Cash                                          $   54,245   $  243,346
  Accounts receivable                                4,697        2,343
  Accounts receivable - related party                9,755
  Prepaid expenses                                   8,406        1,600
  Inventories                                          765          765
  Land held for sale                               569,069      569,069
                                                -----------  -----------

    Total current assets                           637,181      826,878

PROPERTY AND EQUIPMENT
  Buildings, lands and leasehold improvements    1,914,203    1,769,572
  Furniture & equipment                            204,080      169,671
                                                -----------  -----------

                                                 2,118,283    1,939,243

  Accumulated depreciation                         (90,603)     (69,751)
                                                -----------  -----------

                                                 2,027,680    1,869,492

OTHER ASSETS
  Other                                            108,705      108,705
                                                -----------  -----------

                                                $2,773,566   $2,805,075
                                                ===========  ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES
  Notes Payable                                 $   25,000   $   25,000
  Current portion of long term debt                203,163      220,527
  Payable to Parent                                116,932       79,851
  Accounts payable - trade                         216,703      185,644
  Accrued expenses                                 361,674      203,677
  Income tax payable                                38,445       38,445
                                                -----------  -----------

    Total current liabilities                      961,916      753,144

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debts less current portion           1,744,244    1,932,967
                                                -----------  -----------

  Total Liabilities                              2,706,161    2,686,111
                                                -----------  -----------

COMMITMENTS AND CONTINGENCIES                          ---          ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding                  ---          ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 4,305,012 and 4,305,012                   4,305        4,305
  Additional paid in capital                     4,026,383    4,026,383
  Retained earnings (deficit)                   (3,963,282)  (3,911,724)
                                                -----------  -----------

      Total stockholder's equity                    67,406      118,964
                                                -----------  -----------

                                                $2,773,567   $2,805,075
                                                ===========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                          1998         1997
                                      (UNAUDITED)   (UNAUDITED)
REVENUES
  Sales of alcoholic beverages
  Sales of food
  Service revenues                    $   62,523   $
  Other                                  367,588         147
                                      -----------  ----------

                                         430,111         147
                                      -----------  ----------

OPERATING EXPENSES
  Cost of goods sold                      29,878
  Salaries and wages                     175,183
  Other general and administrative
      Taxes and permits                   36,079
      Charge card fees                     2,533
      Rent                                49,673
      Legal and accounting                19,678
      Advertising                         22,288
      Other                              112,409         997
                                      -----------  ----------

                                         447,721         997
                                      -----------  ----------

INCOME (LOSS) FROM OPERATION             (17,609)       (850)

  Interest Expense                       (33,950)
                                      -----------  ----------

NET LOSS                              $  (51,559)  $    (850)
                                      ===========  ==========
  EXTRAORDINARY ITEM

BASIC NET LOSS PER COMMON SHARE:
  LOSS BEFORE EXTRAORDINARY ITEM      $    (0.01)  $    0.00
  EXTRAORDINARY ITEM                        0.00
                                      -----------  ----------
                                      $    (0.01)  $    0.00
                                      ===========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING    4,305,012   3,573,854
                                      ===========  ==========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                     1998        1997
                                                 (UNAUDITED)  (UNAUDITED)
NET LOSS                                         $  (51,559)  $     (850)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
    Depreciation                                     20,852
    Changes in assets and liabilities:
        Accounts receivable                           7,401
        Prepaid expenses                             (6,806)
        Inventories
        Accounts payable and accrued expenses       226,137
                                                 -----------  -----------

    Cash provided (used) by operating expenses      196,025         (850)
                                                 -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                (179,039)
                                                 -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued, less offering costs            850
    Increase in long term debt                     (188,723)
    Payments on long term debt                      (17,364)
                                                 -----------  -----------

                                                   (206,087)         850
                                                 -----------  -----------

NET (DECREASE) IN CASH                             (189,101)           0

CASH AT BEGINNING OF PERIOD                         243,346          156
                                                 -----------  -----------

CASH AT END OF PERIOD                            $   54,245   $      156
                                                 ===========  ===========

CASH PAID DURING PERIOD FOR:

    Interest                                         33,950            0
                                                 ===========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,1998


1.     BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.