Form 10QSB
period 1999-03-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 1999-05-17
CIK 225926

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                   FORM 10-QSB
                                _________________

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934;  For  the  Quarterly  Period  Ended:  March  31,  1999

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


                            505 North Belt, Suite 630
                              Houston, Texas 77060
          (Address of principal executive offices, including zip code)

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

     At May 4, 1999, approximately 4,305,012 shares of common stock, $.001 par value, were outstanding.

     Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [x]

                       Taurus Entertainment Companies, Inc.

                                    CONTENTS
                                    --------

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

Item  1.     Financial  Statements

     Consolidated Balance Sheets as of March 31, 1999 (unaudited) and September 30, 1998 (audited)

     Consolidated Statements of Operations for the three and six months ended March 31, 1999 and 1998 ( unaudited)

     Consolidated Statements of Cash Flows for the six months ended March 31, 1999 and 1998 ( unaudited)

     Notes  to  Consolidated  Financial  Statements

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and

     Results  of  Operations

PART  II  -  OTHER  INFORMATION
-------------------------------


Item  6.     Exhibits  and  Reports  on  Form  8-K

PART  I  -  FINANCIAL  INFORMATION
----------------------------------


Item  1.     Financial  Statements

     ______________________     _____________



              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE  SHEETS

                                     ASSETS
                                     ------

                                                  3/31/99      9/30/98
                                                (UNAUDITED)   (AUDITED)
                                                -----------  -----------
CURRENT ASSETS
  Cash                                          $    8,027   $  243,346
  Accounts receivable                              152,191        2,343
  Accounts receivable - related party              131,441        9,755
  Prepaid expenses                                   1,578        1,600
  Inventories                                            0          765
  Land held for sale                               569,069      569,069
                                                -----------  -----------

    Total current assets                           862,306      826,878
                                                -----------  -----------

PROPERTY AND EQUIPMENT
  Buildings, lands and leasehold improvements    1,466,997    1,769,572
  Furniture & equipment                            179,289      169,671
                                                -----------  -----------

                                                 1,646,286    1,939,243

  Accumulated depreciation                         (96,403)     (69,751)
                                                -----------  -----------

                                                 1,549,883    1,869,492
                                                -----------  -----------

OTHER ASSETS
  Other                                             81,312      108,705
                                                -----------  -----------

                                                $2,493,501   $2,805,075
                                                ===========  ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Notes Payable                            $         0   $    25,000
  Current portion of long term debt            165,267       220,527
  Payable to Parent                                  0        79,851
  Accounts payable - trade                     197,205       185,644
  Accrued expenses                             173,971       203,677
  Income tax payable                                 0        38,445
                                           ------------  ------------

    Total current liabilities                  536,444       753,144

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion        1,770,063     1,932,967
                                           ------------  ------------

  Total Liabilities                          2,306,507     2,686,111
                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES                      ---           ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding              ---           ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 4,305,012 and 4,305,012               4,305         4,305
  Additional paid in capital                 4,026,383     4,026,383
  Retained earnings (deficit)               (3,843,694)   (3,911,724)
                                           ------------  ------------

      Total stockholders' equity               186,994       118,964
                                           ------------  ------------

                                           $ 2,493,501   $ 2,805,075
                                           ============  ============

                  TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                          FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                   MARCH 31,                  MARCH 31,
                                               1999         1998         1999         1998
                                           -----------  -----------  -----------  -----------
REVENUES
  Sales of alcoholic beverages             $      ---   $  543,374   $      ---   $  543,374
  Sales of food                                   ---      404,423          ---      404,423
  Service revenues                             73,276      178,422      135,799      178,422
  Other                                       397,923      131,242      765,511      131,242
                                           -----------  -----------  -----------  -----------

                                              471,199    1,257,461      901,310    1,257,461
                                           -----------  -----------  -----------  -----------

OPERATING EXPENSES
  Cost of goods sold                           23,873      136,016       53,751      136,016
  Salaries and wages                           78,904      376,688      254,087      376,688
  Other general and administrative
      Taxes and permits                        40,057      103,877       76,136      103,877
      Charge card fees                          1,879       17,866        4,412       17,866
      Rent                                     72,005       85,018      121,678       85,018
      Legal and accounting                     29,643       88,957       49,321      139,337
      Advertising                              11,782       67,839       34,070       67,839
      Other                                    83,529      214,629      195,938      214,629
                                           -----------  -----------  -----------  -----------

                                              341,673    1,090,890      789,393    1,141,270
                                           -----------  -----------  -----------  -----------

INCOME FROM OPERATIONS                        129,526      166,571      111,917      116,191

  Interest Expense                            (46,748)     (39,653)     (80,698)     (39,653)
  Loss on Termination of Lease               (219,780)                 (219,780)
                                           -----------  -----------  -----------  -----------

NET INCOME/(LOSS) BEFORE INCOME TAX          (137,002)     126,918     (188,561)      76,538
  AND EXTRAORDINARY ITEM

INCOME TAX EXPENSES                                0      (24,956)           0      (24,956)
                                          -----------  -----------  -----------  -----------

NET INCOME/(LOSS) BEFORE                     (137,002)     101,962     (188,561)      51,582
  EXTRAORDINARY ITEM

EXTRAORDINARY ITEM
  Gain on Fire Damage                         256,592                   256,592
                                           -----------  -----------  -----------  -----------


NET INCOME/(LOSS)                          $  119,589   $  101,962   $   68,031   $   51,582
                                           ===========  ===========  ===========  ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE:
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM  $    (0.03)  $     0.05   $    (0.04)  $     0.03
  EXTRAORDINARY ITEM                             0.06         0.00         0.06         0.00
                                           -----------  -----------  -----------  -----------
  NET INCOME                               $     0.03   $     0.05   $     0.02   $     0.03
                                           ===========  ===========  ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING         4,305,012    1,980,694    4,305,012    1,980,694
                                           ===========  ===========  ===========  ===========


              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998


                                                       1999         1998
                                                    (UNAUDITED)  (UNAUDITED)
                                                   ------------  ----------
NET INCOME                                         $    68,031   $  51,582

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
    Depreciation                                        26,652      22,865
    Gain on fire damage and disposal of assets        (247,865)          0
    Loss on termination of lease                       219,780           0
    Changes in assets and liabilities:
        Accounts receivable                           (271,534)    (15,805)
        Prepaid expenses                                    22       4,500
        Inventories                                        765           0
        Accounts payable and accrued expenses         (161,440)     54,850
                                                   ------------  ----------

    Cash provided (used) by operating expenses        (365,589)    117,992
                                                   ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for notes receivable                          ---     (47,880)
    Proceeds from insurance on fire damage             504,457           0
    Additions to property equipment                    318,174    (581,838)
                                                   ------------  ----------

    Cash provided (used) by investing activities       822,631    (629,718)
                                                   ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued, less offering costs               ---     565,842
    Increase in long term debt                             ---     167,325
    Payments on long term debt                        (187,904)   (179,586)
                                                   ------------  ----------

    Cash provided (used) by financing activities      (187,904)    553,581
                                                   ------------  ----------

NET INCREASE/(DECREASE) IN CASH                       (235,319)     41,855

CASH AT BEGINNING OF PERIOD                            243,346         797
                                                   ------------  ----------

CASH AT END OF PERIOD                              $     8,027   $  42,652
                                                   ============  ==========

CASH PAID DURING PERIOD FOR:
    Interest                                       $    80,698   $  39,653
                                                   ============  ==========

                                     PART I
                              FINANCIAL INFORMATION

Item  1.     Financial  Statements


              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.     BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

2.     FIRE  DAMAGE

On December 15, 1998, a fire damaged the adult entertainment facility known as XTC Cabaret at Gulf Freeway located in Houston, Texas. The Company incurred a material decline in revenues subsequent to the closure of XTC - Houston. The insurance settlement resulted in an extraordinary gain of $256,592.

3.     TERMINATION  OF  LEASE

On February 28, 1999, the Company and the Landlord have agreed to terminate the lease of one of the Company's subsidiaries known as Lucky's located in New Orleans, Louisiana. The transaction resulted in a loss of $219,780.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended September 30, 1998. Certain statements in the following MD&A are forward-looking statements. Words such as "expects", "anticipates", "estimates", and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Special Note Regarding Forward Looking Information".

GENERAL

     The Company entered into the adult entertainment business in 1997. In 1998, another public company, Rick's Cabaret International, Inc., acquired 93% of the outstanding shares of the Company. The Company's fiscal year end is September 30. Revenues are derived from the sale of liquor, beer, wine and food, as well as from dancer performances, cover charges and other income.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 1998

     For the quarter ended March 31, 1999, the Company had consolidated total revenues of $471,199 compared to consolidated total revenues of $1,257,461 for the fiscal quarter ended March 31, 1998, or a decrease of $786,262. The decrease in revenues was due to the closures of Broadstreets and XTC - Houston due to fire and Lucky's due to termination of lease.

     The cost of goods sold for the quarter ended March 31, 1999 was 5.07% of total revenues compared to 10.82% for the quarter ended March 31, 1998. The decrease was due primarily to the savings in having to purchase non-alcoholic beverages only.

     Payroll and related costs for the quarter ended March 31, 1999 were $78,904 compared to
$376,688 for the quarter ended March 31, 1998. The decrease was due to the transfer of the costs of corporate personnel to the parent company - Rick's Cabaret International, Inc. and to the closures of some of the Company's facilities.

     Other selling, general and administrative expenses for the quarter ended March 31, 1999 were $238,896 compared to $578,186 for the quarter ended March 31, 1998. The decrease in these expenses was due to the closures of some of the Company's facilities.

     Interest expense for the quarter ended March 31, 1999 was $46,748 compared to $39,653 for the quarter ended March 31, 1998. The increase was attributable to interest expense on Company's real estates.

     Net income for the quarter ended March 31, 1999 was $119,589 compared to $101,962 for the quarter ended March 31, 1998. The increase was due to positive income from operations and extraordinary gain resulted from the fire damage to XTC - Houston.

     For the six months ended March 31, 1999, the Company had consolidated total revenues of $901,310 compared to consolidated total revenues of $1,257,461 for the fiscal six months ended March 31, 1998, or a decrease of $ 356,151. The decrease in revenues was due to The decrease in revenues was due to the closures of Broadstreets and XTC - Houston due to fire and Lucky's due to termination of lease.

The cost of goods sold for the six months ended March 31, 1999 was 5.97% of total revenues compared to 10.82% for the six months ended March 31, 1998. The decrease was due to the savings in having to purchase non-alcoholic beverages only.

     Payroll and related costs for the six months ended March 31, 1999 were $254,087 compared to $376,688 for the six months ended March 31, 1998. The decline was due to the transfer of the costs of corporate personnel to the parent company - Rick's Cabaret International, Inc. and to the closures of some of the Company's facilities.

     Other selling, general and administrative expenses for the six months ended March 31, 1999 were $481,555 compared to $628,566 for the six months ended March 31, 1998. The decrease in these expenses was due to the closures of some of the Company's facilities.

     Interest expense for the six months ended March 31, 1999 was $80,698 compared to $39,653 for the six months ended March 31, 1998. The increase was attributable to interest expense arising from Company's real estates.

     Net income for the six months ended March 31, 1999 was $68,031 compared to $51,582 for the six months ended March 31, 1998. The increase was due to positive income from operations and extraordinary gain resulted from the fire damage to XTC - Houston.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 1999, the Company had working capital of $325,862 compared to a working capital of $73,734 at September 30, 1998. The increase in working capital was due to the proceeds received from the insurance on fire damage to XTC - Houston.

     Net cash used by operating activities in the six months ended March 31, 1999 was $365,589 compared to net cash provided of $ 117,992 for the six months ended March 31, 1998. The decrease in cash provided by operating activities was due to increase in accounts receivable and decrease in accounts payable.

Depreciation and Amortization for the six months ended March 31, 1999 were $26,652 compared to $22,865 for the six months ended March 31, 1998.

     In the opinion of management, working capital is not a true indicator of the financial status. Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivable, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short term business down turns. The Company considers the primary indicators of financial status to be the long term trend and mix of sales revenues, overall cash flow and profitability from operations and the level of long term debt.

SEASONALITY

     The Company is significantly affected by seasonal factors. Typically, the Company has experienced reduced revenues from April through September with the strongest operating results occurring during October through March.

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  INFORMATION

     The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the impact and implementation of the sexually oriented business ordinances, and the availability of acceptable financing to fund corporate expansion efforts.

     __________________  _______________


Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

     Financial  Data  Schedule  --  Exhibit  27.1

     (b)  Reports  on  Form  8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Taurus  Entertainment  Companies,  Inc.


Date:  May  ___,  1999              By:  /s/  Eric  Langan
                                         -----------------
                                         Eric  Langan
                                         President and Chief Accounting Officer