Form 10QSB
period 1999-06-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 1999-08-16
CIK 225926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended: June 30, 1999

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

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has  been  subject  to  such  filing  requirements  for  the  past  90  days.
Yes  [X]     No  [ ]

                      Applicable Only to Corporate Issuers

     On July 30, 1999, there were 4,305,012 shares of common stock, $.01 par value, outstanding.

     Transitional  Small  Business  Disclosure  Format:      Yes  [ ]     No [X]

                                Table of Contents

PART  I  -  FINANCIAL  INFORMATION

Item  1.    Financial  Statements

Consolidated Balance Sheets as of June 30, 1999 (unaudited) and September 30, 1998 (audited)

     Consolidated Statements of Operations for the three and nine months ended June 30, 1999 and 1998 (unaudited)

     Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 1998 (unaudited)

     Selected  Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II  _  OTHER  INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8_K

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

     The information required hereunder is included in the Company's Consolidated Financial Statements and the Notes thereto as set forth beginning on page F-1.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE  SHEETS



                         ASSETS

                                                  6/30/99       9/30/98
                                                 (UNAUDITED    (AUDITED)
CURRENT ASSETS
  Cash                                          $    29,028   $   243,346
  Accounts receivable                                69,875         2,343
  Accounts receivable - related party                83,811         9,755
  Prepaid expenses                                      424         1,600
  Inventories                                           ---           765
  Land held for sale                                569,069       569,069
                                                ------------  ------------

    Total current assets                            752,207       826,878
                                                ------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, lands and leasehold improvements     1,398,195     1,769,572
  Furniture & equipment                             181,401       169,671
                                                ------------  ------------

                                                  1,579,596     1,939,243

  Accumulated depreciation                         (111,002)      (69,751)
                                                ------------  ------------

                                                  1,468,594     1,869,492
                                                ------------  ------------

OTHER ASSETS
  Other                                              69,315       108,705
                                                ------------  ------------

                                                $ 2,290,116   $ 2,805,075
                                                ============  ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable                                 $       ---   $    25,000
  Current portion of long term debt                 168,848       220,527
  Payable to Parent                                     ---        79,851
  Accounts payable - trade                           86,673       185,644
  Accrued expenses                                   75,420       203,677
  Income tax payable                                    ---        38,445
                                                ------------  ------------

    Total current liabilities                       330,942       753,144

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion             1,731,973     1,932,967
                                                ------------  ------------

  Total Liabilities                               2,062,915     2,686,111
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES                           ---           ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding                   ---           ---
  Common stock - $.001 par, authorized
    15,000,000 shares
    issued 4,305,012 and 4,305,012                    4,305         4,305
  Additional paid in capital                      4,026,383     4,026,383
  Retained earnings (deficit)                    (3,803,487)   (3,911,724)
                                                ------------  ------------

      Total stockholders' equity                    227,201       118,964
                                                ------------  ------------

                                                $ 2,290,116   $ 2,805,075
                                                ============  ============

                       TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                   1999         1998         1999         1998
REVENUES
  Sales of alcoholic beverages                  $      ---   $  336,882   $      ---   $  880,255
  Sales of food                                        ---      209,828          ---      626,638
  Service revenues                                  77,755       66,793      215,874      245,215
  Other                                            318,065       48,925    1,081,256      167,779
                                                -----------  -----------  -----------  -----------

                                                   395,820      662,428    1,297,130    1,919,887
                                                -----------  -----------  -----------  -----------

OPERATING EXPENSES
  Cost of goods sold                                25,554       65,023       79,305      201,040
  Salaries and wages                                88,241      322,435      342,328      699,123
  Other general and administrative
      Taxes and permits                             61,379      151,514      137,515      255,391
      Charge card fees                               1,497       10,009        5,909       27,875
      Rent                                           4,112       52,538      125,790      137,556
      Legal and accounting                           7,045       76,806       56,366      216,143
      Advertising                                   11,558       27,698       45,628       95,537
      Other                                        118,986      209,701      314,924      449,283
                                                -----------  -----------  -----------  -----------

                                                   318,373      915,725    1,107,765    2,081,948
                                                -----------  -----------  -----------  -----------

INCOME/(LOSS) FROM OPERATIONS                       77,448     (253,297)     189,365     (162,061)

  Interest Expense                                 (37,242)     (41,016)    (117,940)     (80,669)
  Loss on Termination of Lease                         ---          ---     (219,780)         ---
                                                -----------  -----------  -----------  -----------

NET INCOME/(LOSS) BEFORE INCOME TAX                 40,206     (294,313)    (148,355)    (242,730)
  AND EXTRAORDINARY ITEM

INCOME TAXES                                           ---       24,956          ---          ---
                                                -----------  -----------  -----------  -----------

NET INCOME/(LOSS) BEFORE                            40,206     (269,357)    (148,355)    (242,730)
  EXTRAORDINARY ITEM

EXTRAORDINARY ITEM
  Gain on Fire Damage                                  ---          ---      256,592          ---
                                                -----------  -----------  -----------  -----------

NET INCOME/(LOSS)                               $   40,206   $ (269,357)  $  108,237   $ (242,730)
                                                ===========  ===========  ===========  ===========

BASIC NET INCOME/(LOSS) PER COMMON SHARE:
    INCOME BEFORE EXTRAORDINARY ITEM                 $0.01   $    (0.07)  $    (0.03)  $    (0.09)
  EXTRAORDINARY ITEM                                  0.00         0.00         0.06         0.00
                                                $     0.01   $    (0.07)  $     0.03   $    (0.09)
                                                ===========  ===========  ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING              4,305,012    4,093,979    4,305,012    2,691,494
                                                ===========  ===========  ===========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998



                                                       1999         1998
                                                   (UNAUDITED)   (UNAUDITED)
NET INCOME/(LOSS)                                  $   108,237   $(242,730)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
    Depreciation                                        41,251      85,700
    Gain on fire damage and disposal of assets        (247,865)        ---
    Loss on termination of lease                       219,780         ---
    Changes in assets and liabilities:
        Accounts receivable                           (141,588)    (40,377)
        Prepaid expenses                                 1,176       4,500
        Inventories                                        765      (7,620)
        Other Assets                                    39,390     (88,086)
        Accounts payable and accrued expenses         (370,523)    419,537
                                                   ------------  ----------

    Cash provided (used) by operating activities      (349,377)    130,924
                                                   ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for notes receivable                          ---     (47,879)
    Proceeds from insurance on fire damage             504,457         ---
    Additions to property equipment                      1,125    (752,769)
                                                   ------------  ----------

    Cash provided (used) by investing activities       505,582    (800,648)
                                                   ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued, less offering costs               ---     814,601
    Purchase of Treasury Stocks                            ---         (38)
    Increase in long term debt                             ---      90,049
    Payments on long term debt                        (370,523)   (226,385)
                                                   ------------  ----------

    Cash provided (used) by financing activities      (370,523)    678,227
                                                   ------------  ----------

NET INCREASE/(DECREASE) IN CASH                       (214,318)      8,503

CASH AT BEGINNING OF PERIOD                            243,346         797
                                                   ------------  ----------

CASH AT END OF PERIOD                              $    29,028   $   9,300
                                                   ============  ==========

CASH PAID DURING PERIOD FOR:

    Interest                                       $   117,940   $  80,669
                                                   ============  ==========

              TAURUS ENTERTAIMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


     1.     BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

     2.     FIRE  DAMAGE

On December 15, 1998, a fire damaged the adult entertainment facility known as XTC Cabaret at Gulf Freeway located in Houston, Texas. The Company incurred a material decline in revenues subsequent to the closure of XTC - Houston. The insurance settlement resulted in an extraordinary gain of $256,592.

     3.     TERMINATION  OF  LEASE

On February 28, 1999, the Company and the Landlord agreed to terminate the lease of one of the subsidiaries known as Lucky's located in New Orleans, Louisiana. The transaction resulted in a Loss Company's of $219,780.

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

Information  Regarding  and  Factors  Affecting  Forward  Looking  Statements

     The Company is including the following cautionary statement in this Report on Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company.
Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Words such as "expects", "anticipates", "estimates", and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain statements contained in this Report on Form
10-QSB are forward-looking statements and the matters discussed in these forward-looking statements are subject to risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's forward-looking statements are expressed in good faith and are believed by the Company to have a reasonable basis based on management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that any matter discussed in a forward-looking statement will ultimately be achieved, or if achieved, will have the same impact on the Company as discussed in the forward-looking statement. In addition to those factors already mentioned, other factors which could effect forward-looking statements are: the impact and implementation of the sexually oriented business ordinance in the City of Houston; the execution of the Company's Internet e-commerce strategy, and the availability of acceptable financing to fund corporate expansion efforts. The Company has no obligation to update or revise any forward-looking statements to reflect future events.

General

     The Company entered into the adult entertainment business in 1997. In 1998, another public company, Rick's Cabaret International, Inc. ("Rick's"), acquired 93% of the outstanding shares of the Company.

     The Company's fiscal year end is September 30. Revenues are derived from the sale of non-alcoholic beverages, as well as from dancer performances, cover charges and other income.

Results  of  Operations

The  Three  Months  Ended  June  30,  1999
Compared  to  the  Three  Months  Ended  June  30,  1998

     For the three months ended June 30, 1999, the Company had consolidated total revenues of $ 395,820 compared to consolidated total revenues of $ 662,428 for the three months ended June 30, 1998, or a decrease of $ 266,608. The decrease in total revenues was due to the closings of Company's locations known as Broadstreets and XTC due to fire.

     The cost of goods sold for the three months ended June 30, 1999 was 6 % of total revenues compared to 10 % for the three months ended June 30, 1998. The decrease was due primarily to the continuing efforts of management to achieve reductions in cost of goods sold through improved inventory management and the saving for not having to purchase alcoholic beverages. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the three months ended June 30, 1999 were $ 88,241 compared to $ 322,435 for the three months ended June 30, 1998. The decrease was a reflection of the reduction in personnel experienced by the company due to the closings of the Company's two locations. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the three months ended June 30, 1999 were $ 204,578 compared to $ 528,267 for the three months ended June 30, 1998. The decrease was due to the decreased number of the Company's locations.

     Interest expense for the three months ended June 30, 1999 was $ 37,242 compared to
$  41,016  for  the  three  months  ended  June  30,  1998.   The  decrease  was
attributable  to  the  reductions  in  the  notes  payable.

     Net income for the three months ended June 30, 1999 was $ 40,206 compared to a net loss of $ 269,357 for the three months ended June 30, 1998. The increase was due to drastic reduction in overall costs resulting in positive income from operations. Management currently believes that the Company is in the position to be profitable for fiscal 1999.

The  Nine  Months  Ended  June  30,  1999
Compared  to  the  Nine  Months  Ended  June  30,  1998

     For the nine months ended June 30, 1999, the Company had consolidated total revenues of $ 1,297,130 compared to consolidated total revenues of $ 1,919,887 for the nine months ended June 30, 1998, or a decrease of $ 622,757. The decrease in total revenues was due to the closings of Company's locations known as Broadstreets and XTC due to fire.

     The cost of goods sold for the nine months ended June 30, 1999 was 6 % of total revenues compared to 10 % for the nine months ended June 30, 1998. The increase was due primarily to the continuing efforts of management to achieve reductions in cost of goods sold through improved inventory management and the savings realized from not having to purchase alcoholic beverages. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the nine months ended June 30, 1999 were $ 342,328 compared to $699,123 for the nine months ended June 30, 1998. The decrease was a reflection of the reduction in personnel experienced by the company as it closed two of its locations. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the nine months ended June 30, 1999 were $ 686,132 compared to $ 1,181,785 for the nine months ended June 30, 1998. The decrease was due to decreased number of the Company's locations,

     Interest expense for the nine months ended June 30, 1999 was $ 117,940 compared to $80,669 for the nine months ended June 30, 1998. The increase was attributable to interest expenses arising from the increased number of Company's owned real estate.

     Net  income  for the nine months ended June 30, 1999 was $ 108,237 compared
to  a  net  loss  of  $  242,730  for the nine months ended June 30, 1998.   The
increase  was  due  to  gain  on  fire  damage.

Liquidity  and  Capital  Resources

     At  June  30,  1999,  the Company had positive working capital of $ 421,265
compared  to  positive  working  capital of $73,734 at September 30, 1998.   The
increase in working capital was primarily due to positive income from operations.

     Net cash used by operating activities in the nine months ended June 30, 1999 was $349,377 compared to net cash provided of $ 130,924 for the nine months ended June 30, 1998. The decrease in cash provided by operating activities was primarily due to a decrease in accounts payable and accrued expenses.

     Depreciation and Amortization for the nine months ended June 30, 1999 were $ 41,251 compared to $ 85,700 for the nine months ended June 30, 1998.

     In the opinion of management, working capital is not a true indicator of the financial status. Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short term business conditions. The Company considers the primary indicators of financial status to be the long term trend, the mix of sales revenues, overall cash flow, profitability from operations and the level of long term debt.

Seasonality

     The Company is significantly affected by seasonal factors.   Typically, the
Company has experienced reduced revenues from April through September, with the strongest operating results occurring during October through March.

                                     PART II

                                OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

             Financial  Data  Schedule  -  Exhibit  27.1

     (b)     Reports  on  Form  8-K

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        TAURUS ENTERTAINMENT COMPANIES, INC.

August  16,  1999                   By: /s/ Eric Langan
                                        ----------------------------
                                        Eric Langan
                                        Director, President
                                        and Chief Financial  Officer