Form 10KSB
period 1999-09-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 1999-12-28
CIK 225926

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934; FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-8835
                      TAURUS ENTERTAINMENT COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                    COLORADO                           84-0736215
         (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER
          INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)
                            505 NORTH BELT, SUITE 630
                              HOUSTON, TEXAS 77060
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                                 (281) 820-1181
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
SECURITIES  REGISTERED  UNDER  SECTION  12(B)  OF  THE  EXCHANGE  ACT:
                      TITLE  OF  EACH  CLASS  NOT  APPLICABLE
SECURITIES  REGISTERED  PURSUANT  TO  12(G)  OF  THE  EXCHANGE  ACT:
                      TITLE  OF  EACH  CLASS
                      COMMON  STOCK,  $.001  PAR  VALUE

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended September 30, 1999 were $1,667,778. The most recent bid price occurred in December, 1998. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 20, 1999, based upon the December, 1998 last reported price on the OTCBB, was $3030. As of December 20, 1999, there were 4,305,012 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


PART I
Item 1.   Business                                                3

Item 2.   Properties                                              7

Item 3.   Legal Proceedings                                       8

Item 4.   Submission of Matters to a Vote of Security Holders    10

PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters                        10

Item 6.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations       11

Item 7.   Financial Statements                                   15

Item 8.   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                 15

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a)
          of The Exchange Act                                    15

Item 10.  Executive Compensation                                 16

Item 11.  Security Ownership of Certain Beneficial Owners
          And Management                                         17

Item 12.  Certain Relationships and Related Transactions         18

Item 13.  Exhibits and Reports on Form 8-K                       20

                                     PART I

ITEM  1.     BUSINESS

     Taurus Entertainment Companies, Inc. currently owns and operates an adult cabaret in Austin under the name XTC Cabaret. We also own a facility in north Houston which suffered damage in a fire in May, 1998. Our parent company, Rick's Cabaret International, Inc. (Nasdaq "Rick's) re-opened the north Houston location as a "Rick's Cabaret" in December, 1998. We also own a facility located in South Houston which suffered fire damage in December, 1998 and is presently undergoing renovations to be reopened as an XTC Cabaret. Our other real estate holdings consist of 350 acres of ranch land in Brazoria County, Texas and approximately 50 acres of raw land in Wise County, Texas.

     Our company was formed as a Colorado corporation in 1977. During 1997 and 1998, we entered the adult entertainment business. In December, 1997, we purchased assets from The Enigma Group, Inc. and we issued 350,000 shares of our common stock to Enigma. These assets consisted of real estate known as 410 N. Sam Houston Parkway E. Houston, Texas 77060, which was leased to Atcomm
Services, Inc. Also in December, 1997, we purchased assets from Atcomm for $225,000 promissory note. These assets consisted of the lease and a permit to operate a sexually oriented business.

     In December, 1997, we purchased Citation Land, L.L.C., which owned a facility in south Houston. We also purchased XTC Cabaret, Inc., which owned an adult entertainment business. We paid 2,500,000 shares of our common stock to the Citation stockholders. We paid 525,000 shares of our common stock to the XTC shareholders.

     In February, 1998, we purchased and subsequently sold back Lucky's of Bourbon Street, Inc. which was the lessee for a facility in New Orleans.

     In August, 1998, Rick's Cabaret International, Inc. (Nasdaq RICK) acquired approximately 93% of our common stock.

     We were an oil and gas company until 1997. All oil and gas properties and operations were divested by 1996. We entered the adult entertainment business in December, 1997.

BUSINESS  STRATEGY

     We have followed a policy of maintaining high standards in the areas of both personal appearance and personality of the topless entertainers and waitresses. Though a performer's physical appearance is very important, of equal importance is her ability to present herself attractively and to converse intelligently with customers. We prefer that the performers we hire are experienced dancers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor.

     We recruit staff from both inside and outside the topless industry, in the belief that management which has not been exposed to operating practices prevalent in the topless industry and with diverse management backgrounds will produce a management team that operates with a high level of integrity. This practice of training management without adult nightclub experience may cause us to experience a shortage of qualified management necessary to fulfill growth plans.

     We have a policy of ensuring that our business is carried on in conformity with local, state and federal laws. In particular, we have an tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitors the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

     We also review all credit card charges made by our customers. Specifically, we have in place a formal policy which provides that all credit card charges must be approved, in writing, by management before any charges are accepted. Management is particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for food, drink and entertainment at XTC Cabarets.

     Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. We have implemented internal procedures and controls designed to ensure the integrity of our operational and accounting records. We separate management personnel from all cash handling to ensure that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to ensure a high level of integrity in our accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and
(iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. Further, we conduct, on a monthly basis, an independent overview of our financial condition and have engaged independent accountants to conduct an annual audit and to review and advise us relating to our internal controls.

COMPETITION

     The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of our entertainment product. All of our nightclubs compete with a number of locally-owned adult cabarets. While there may be restrictions on the location of a so-called "sexually oriented business" there are no barriers to entry into the adult cabaret entertainment market and only the name "XTC Cabaret" are proprietary. For example, there are approximately nine adult cabarets located in the Austin which in competition with us. Although the we believe that we are well-positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

GOVERNMENTAL  REGULATIONS

     We are subject to various federal, state and local laws affecting our business activities. In particular, in Texas the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (the "ABC"), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hours Permit (the "Permits"). These Permits are subject to annual renewal, provided we have complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by the public. In the event of a protest, the ABC may hold a hearing at which time the views of interested parties are expressed. The ABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. We have never been the subject of a protest hearing against the renewal of Permits.

     In addition to various regulatory requirements affecting the sale of alcoholic beverages the location of a topless cabaret is subject to restriction by city ordinance. For example, the operation of a topless club by our parent company, Rick's, in Houston, Texas is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. If the operation of a sexually oriented business at our Houston locations was not permitted we could be adversly affected.

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, we were informed that one of our Houston locations at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of our Business License at that location was denied.

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

     We filed a request with the City of Houston requesting an extension of time during which operations at our north Houston facility could continue under the Amortization Period provisions of the Ordinance since we were unable to recoup our investment prior to the effective date of the Ordinance. An administrative hearing was held by the City of Houston to determine the appropriate Amortization Period to be granted to us. At the Hearing, we were granted an amortization period through June 2000 for its location in north Houston. We have the right to appeal any decision of the Hearing official to the district court in the State of Texas.

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

     The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals, and the Company filed a brief with the Fifth Circuit. In the event that the City of Houston is successful in an appeal, the Company's Bering Drive location could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld which may be detrimental to our business. We, in concert with other sexually oriented businesses, are appealing these aspects of the Houston, Texas Ordinance. In the event that our court appeal is unsuccessful, such an outcome could have an adverse impact on us.

     In 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Rick's locations in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what future impact the enforcement of the Ordinance may have on our Houston locations.

     In Austin, we are required to be in compliance with liquor licensing laws and with Travis County restrictions on the location of sexually oriented businesses.

Employees  and  Independent  Contractors

     As of September 30, 1998, we had approximately 40 full-time employees, of which 4 are in management positions, including corporate and administrative operations, and approximately 36 are engaged in customer service, including bartenders and waitresses. None of our employees are represented by a union and the We consider our employee relations to be good.

     Additionally, we have independent contractor relationships with over 100 entertainers, who are self-employed and work with us on a non-exclusive basis as independent contractors.

Transfer  Agent  and  Registrar

     The transfer agent and registrar for the our common stock is American Securities Transfer & Trust, Inc., 1825 Lawrence Street, Suite 444, Denver, Colorado 80202-1817.

ITEM  2.     PROPERTIES

     Our principal executive offices are co-located at 505 North Belt, Houston, Texas 77060 with our parent, Rick's Cabaret International, Inc. in leased facilities consisting of a total of 1,200 square feet. Rick's provides this office space at no charge to us. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

     We  own  the  north  Houston  location  where  our  parent,  Rick's Cabaret
International,  Inc.,  operates  a  Rick's  Cabaret.   We  also  own  the Austin
location  of  our  XTC  Cabarets.

     Our north Houston location has 12,000 square feet of space. The balance as of September 30, 1999 that we owe on the mortgage is $411,478 and the interest rate is 10%. We pay $13,758 in monthly mortgage payments. The last mortgage payment is due in April, 2002.

     The  XTC  nightclub in Austin has 6,800 square feet of space, which sits on
1.2 acres of land. The balance as of September, 1999 that we owe on the mortgage is $547,464 and the interest rate is 10%. We pay $5,380 in monthly mortgage payments. The last mortgage payment is due in July, 2003 with a balloon payment of $432,682.

     Taurus also owns a 12,000 square foot building in Houston, Texas which was purchased from Ralph McElroy, one of our principal stockholders, and this property is presently being renovated after fire damage for reopening as an XTC Cabaret. We acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. We financed the purchase of the property by the issuance of a six year $286,744 Convertible Debenture, secured by the real estate acquired. We are a guarantor of this Convertible Debenture. The principal balance of the Convertible Debenture is due in July, 2004, in one lump sum payment. Interest is due and payable monthly, with the first interest payment beginning in September, 1998. The Convertible Debenture is convertible into shares of our common stock at any time prior to maturity at the Conversion Price of $5.50 per share. See, Certain Relationships and Related Transactions.

     Taurus and its subsidiaries own a 350 acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas.

     The balance as of September 30, 1999 that we owe on the Brazoria County ranch mortgage is $308,202 and the interest rate is 9.25%. We pay $2,573 in monthly mortgage payments. The last mortgage payment is due in 2006 with a balloon payment of $287,920.

     The balance as of September 30, 1999 that we owe on the Wise County raw land mortgage is $147,439 and the interest rate is 12%. We pay $1,537 in monthly mortgage payments. The last mortgage payment is due in March, 2026.

ITEM  3.     LEGAL  PROCEEDINGS

     In November, 1998, LMTD, Inc. initiated litigation against a subsidiary of one of our subsidiaries, Citation Land, LLC ("Citation"), in a case styled LMTD, Inc. v. Texas Warehouse Company, Inc., et al. in Cause No. 98-12570, in the 200th Judicial District Court of Travis County, Texas. The suit seeks specific performance and damages against Texas Warehouse Company, Inc. regarding a Purchase Option Agreement. Plaintiff also alleges a tortuous interference claim against Citation in the amount of $540,000. Counsel for Citation filed a counterclaim. Counsel for Citation believes that the exposure to Citation is minimal. We intend to vigorously defend itself in this matter and to deny all allegations.

     On October 15, 1998, All City Beverage and Entertainment, Inc. initiated litigation against one of our subsidiaries in a case styled All City Beverage and Entertainment, Inc. v. Taurus Entertainment Companies, Inc.("Taurus") in Cause No. 98-49119, in the 61st Judicial District Court of Harris County, Texas. The suit sought damages in the amount of $25,000 and 175,000 shares of common stock of Taurus in connection with an Asset Purchase Agreement between All City Beverage and Entertainment, Inc. and Taurus. Taurus filed a counter-claim asserting that there were undisclosed obligations that Taurus was required to pay. The counter-claim sought damages in an amount in excess of $25,000. This matter was dismissed for want of prosecution.

Sexually  Oriented  Business  Ordinance  of  Houston,  Texas

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, we were informed that our Houston location in north Houston failed to meet the requirements of the Ordinance and accordingly the renewal of our Business License at that location was denied.

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

     We filed a request with the City of Houston requesting an extension of time during which operations at our north Houston facility could continue under the Amortization Period provisions of the Ordinance since we were unable to recoup our investment prior to the effective date of the Ordinance. An administrative hearing was held by the City of Houston to determine the appropriate Amortization Period to be granted to us. At the Hearing, we were granted an amortization period through June 2000 for our location in north Houston. We have the right to appeal any decision of the Hearing official to the district court in the State of Texas.

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

     The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals, and the Company filed a brief with the Fifth Circuit. In the event that the City of Houston is successful in an appeal, the Company's Bering Drive location could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld by the court which may be detrimental to our business. We, in concert with other sexually oriented businesses, are appealing these aspects of the Houston, Texas Ordinance. In the event that our court appeal is unsuccessful, such an outcome could have an adverse impact on us.

     In 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on our locations in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what future impact the enforcement of the Ordinance may have on our Houston locations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fourth quarter of 1999, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

     Our common stock is traded on the OTCBB under the symbol "TAUR" The following table sets forth, for the periods indicated the high and low closing bid prices of our common stock taking into account and restated for all stock splits. The bid prices are believed to reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions. Periods for which we believe no bids were being made are indicted by an asterisk (*).

                COMMON STOCK PRICE RANGE
                  HIGH BID    LOW BID
1998
 First Quarter   $     .001  $    .001
 Second Quarter  $     .001  $    .001
 Third Quarter   $      .75  $     .75
 Fourth Quarter         (*)        (*)

1999
 First Quarter   $      .01  $     .01
 Second Quarter  $      (*)  $     (*)
 Third Quarter   $      (*)  $     (*)
 Fourth Quarter  $      (*)  $     (*)

____________________
(*) During the last quarter of fiscal 1998, and the last three quarters of fiscal 1999, we believe there were no bids or trades for our common stock on the OTCBB, which we believe is a result of the acquisition of 93% of our common stock by Rick's in August, 1998. On December 20, 1999, there were 1388 stockholders of record of the common stock. The most recent bid price occurred in December, 1998 and was reported on the OTCBB at $.01.

Transfer  Agent  and  Registrar

     The transfer agent and registrar for our common stock is American Securities Transfer & Trust, Inc., 1825 Lawrence Street, Suite 444, Denver, Colorado 80202-1817.

Dividend  Policy

     We have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our current policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENT  AND  INFORMATION

     The Company is including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of our operations and management with our parent, Rick's Cabaret International, Inc., the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

     We  currently  own  and  operate  one  adult  nightclub under the name "XTC
Cabaret " in Austin, Texas. We own commercial income real estate and undeveloped real estate.

     Our revenues are derived from club cover charges, food, and charges to the entertainers. Our fiscal year end is September 30.

General

     The Company had been operated as an oil and gas company until 1997. All oil and gas properties and operations were divested by 1996 and the Company entered the adult entertainment business in December, 1997.

Results  of  Operations

YEAR  ENDED  SEPTEMBER  30,  1999  COMPARED  TO  YEAR  ENDED SEPTEMBER 30, 1998.

     For the 1999 fiscal year, we had consolidated total revenues of $1,667,778, a decrease of $1,727,005 compared to fiscal 1998 revenues of $3,394,783. This decrease was due to the closing of a location due to fire damage.

     Costs of goods sold were 46% and 34% of beverage sales for fiscal 1999 and 1998, respectively. This increase is due to the fact that 1998 included alcoholic beverage sales at the fire damaged location.

     Salaries and wages decreased $729,814 from fiscal 1998 due to the closing of a location due to fire damage and a reduction in corporate overhead due to our being acquired by our parent, Rick's Cabaret International, Inc.

     Other general and administrative expenses decreased $1,346,752 from fiscal 1998 to fiscal 1999. Charge card fees decreased $37,777. All of these decreases were due to the closing of a location due to fire damage

     Legal and accounting fees decreased $72,055. Advertising and promotion decreased by $140,078 due to the closing of a location due to fire damage. Other costs decreased $732,739 from fiscal 1998 due to the closing of a location due to fire damage and a reduction in corporate overhead due to our being acquired by our parent, Rick's Cabaret International, Inc. Interest expense increased to $190,664 during fiscal 1999.

     We experienced net income of $246,919 for fiscal 1999 compared to a net loss of $604,864 for fiscal 1998.

YEAR  ENDED  SEPTEMBER  30,  1998  COMPARED  TO  YEAR  ENDED SEPTEMBER 30, 1997.

     For the 1998 fiscal year, we had consolidated total revenues of $3,394,783, an increase of $1,634,397 from fiscal 1997 revenues of $1,760,386.

     Consolidated net losses were $620,464 and $90,048 for fiscal years 1998 and 1997 respectively.

     Operating revenue increased by $1,634,397 during fiscal 1998 over fiscal 1997. The increase in operating revenue in fiscal 1998 was the direct result of our acquisitions and entry into the adult entertainment business.

     The overall decline in profitability was attributable to the effect of a new ordinance passed in by Houston City Council in January, 1997, by the failure of a new location in New Orleans to produce significant sales from the time of its opening in April, 1998 to the time of its closure in July, 1998 and by a fire in May, 1998 which closed our location at 410 Sam Houston Parkway East, Houston, Texas.

     Salaries and wages increased $434,408 or 60% from fiscal 1997 due to the addition of personnel related to the acquisition of Taurus Entertainment Companies, Inc.

     Other general and administrative expenses increased 262% or $1,409,262 from fiscal 1997 to fiscal 1998. Charge card fees increased $37,750 largely due to the operation of one of locations for a portion of the fiscal year. Legal and accounting fees increased $89,775 as a result of the opening of the New Orleans property and legal and accounting assistance obtained in connection with the acquisition of 93% of our common stock by Rick's Cabaret International, Inc. Advertising and promotion increased by $93,038 because of the opening of the New Orleans location and our location at 410 Sam Houston Parkway East. Our current media expenditures have declined reflecting the decrease in need for advertising due to the closure of the New Orleans location and the closure of one of our locations. Other costs increased $765,623 during fiscal 1998 as a result of the costs associated with opening the New Orleans location and the operation of our other locations. Interest expense was ($156,238) during fiscal 1998.

     We experienced a net loss of $620,464 for fiscal 1998 compared to a net loss of $90,048 for fiscal 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 1999 we had a working capital deficit of $(198,892) compared to a working capital deficit of $(295,335) at the end of fiscal 1998. The decrease in the working capital deficit is primarily due to net income for 1999.

     In our opinion, working capital is not a good indicator of our financial status due to the short cash liquidity cycle that results in the realization of cash within no more than five days after the culmination of a transaction.

     Net cash provided by operating activities in fiscal 1999 was $143,942 compared to net cash provided by operating activities of $147,129 in fiscal 1998.

     Net cash provided by investing activities was $215,731 in 1999 compared to net cash used of $(785,619) in 1998. The increase in cash provided is due to receipt of fire insurance proceeds and decreased investment in property and equipment.

     Cash used by financing activities was $(589,244) compared to cash provided by financing activities of $875,964 in fiscal 1998. The increase in cash used is due to the payment of long term debt and payments on a loan from our parent company, Rick's Cabaret International, Inc.

     We have not established lines of credit other than the existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms, if at all.

     Because of the large volume of cash we handle, stringent cash controls have been implemented. In the event the topless club industry is required in all states to convert the entertainers who perform from independent contractor to employee status, we have prepared alternative plans that we believe will protect our profitability. We believe that the industry standard of treating the entertainers as independent contractors provides sufficient safe harbor protection to preclude any payroll tax assessment for prior years.

     The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Although we believe that we are well-positioned to compete successfully in the future, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

SEASONALITY

     We are significantly affected by seasonal factors. Typically, we experience reduced revenues from May through September. We have historically experienced our strongest operating results during October through April.

YEAR  2000

     We believe that we do not have any significant exposure to uncertainties nor material anticipated costs related to Year 2000 issues including internal, vendor and customer issues. Our current systems and any anticipated upgrades are Year 2000 compliant.

ITEM  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Directors  and  Executive  Officers

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company. The Company's Board of Directors consists of one person, Eric Langan, who is also our Chairman, Chief
Executive  Officer,  President  and  Chief  Financial  Officer

     Since 1997, Eric S. Langan, age 31, has been our Director, Chief Executive Officer, President and Chief Financial Officer. Mr. Langan has been involved in the adult entertainment business since 1989. From January 1997 through the present, he has held the position of President with XTC Cabaret, Inc., which we subsequently acquired. From November 1992 until January 1997, Mr. Langan was the President of Bathing Beauties, Inc. Since 1989, Mr. Langan has exercised managerial control over the grand openings and operations of more than twelve adult entertainment businesses. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses. Mr. Langan has also been an officer of Citation Land Company which owned commercial income real estate in Houston, Texas, which we also subsequently acquired . Since 1998, Mr. Langan has been a director of our parent company, Rick's Cabaret International, Inc.

Certain  Securities  Filings

     The Company believes that all persons subject to Section 16(a) of the Exchange Act in connection with the Company have complied on a timely basis.

     We have no compensation, nominating or audit committees. Mr. Langan is our only director and officer.

ITEM  10.     EXECUTIVE  COMPENSATION

                                   SUMMARY COMPENSATION TABLE

                  Annual  Compensation                       Long  Term  Compensation
                                                Awards                       Payouts
                                    Other                 Securities
Name and                            Annual    Restricted  Underlying           Other     All
Principal                          Compen-      Stock      Options/             LTIP   Compens-
Position   Year   Salary   Bonus  sation (1)    Awards       SARs     Payouts  sation
---------  ----  --------  -----  ----------  ----------  ----------  -------  ------

Eric       1999  $ 52,000 (2)-0-         -0-         -0-         -0-              -0-       -0-
Langan     1998  $108,275    -0-         -0-         -0-         -0-              -0-       -0-
Director,  1997       -0-    -0-         -0-         -0-         -0-              -0-       -0-
President
and CFO

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


(2)     Our parent, Rick's Cabaret International, Inc. paid Mr. Langan $155,000 as compensation in  fiscal  1999,  of  which  $52,000  was  allocated  to  us.

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at December 20, 1999 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Rick's Cabaret International, Inc. has sole voting and investment power with respect to the shares shown as beneficially owned by it. As of December 20, 1999. there were 4,305,012 shares of Common Stock outstanding.

Name and                               Number of       Title of     Percent
Address                                  Shares         Class      of Class
Rick's Cabaret International, Inc.
505 North Belt, Suite 630
Houston, Texas 77060                 4,002,006  (1)  Common Stock      93.0%

Eric Langan
505 North Belt, Suite 630
Houston, Texas 77060                      -0-   (1)  Common Stock       0.0%

All directors and officers as
a group (one  persons)                         -0-   Common Stock       0.0%

__________________________
(1)     Mr.  Langan is a Director and President of Rick's Cabaret International,
Inc.

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

     In connection with all of the transactions below, interested persons who are or were directors of the Company refrained from board votes reflecting these matters:

     In December, 1997, the Company entered into an Asset Purchase Agreement (the "Enigma Agreement") with The Enigma Group, Inc. ("Enigma") which provided for the acquisition by the Company of substantially all of the assets of Enigma (the "Enigma Assets"). The Enigma Assets consisted of: (i) certain real estate commonly known as 410 N. Sam Houston Parkway E. Houston, Texas 77060 (the "Enigma Location"); (ii) furniture, fixtures, equipment, goods, and other personal property of Enigma as such existed on December 31, 1997, located at the Enigma Location (the "Personal Property"); (iii) Enigma's lease interest as lessor for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles. Pursuant to the terms of the Enigma Agreement, as consideration for the Enigma Assets, the Company paid to Enigma 350,000 shares of common stock of the Company valued at $1.00 per share. The Enigma Agreement was the result of negotiations between the Company and Enigma and was based on numerous factors including the Company's estimate of the value of the Enigma Location and the Personal Property. However, no appraisal was done. Eric Langan, a Director of the Company, and Stephen E. Fischer, a former Director of the Company, controlled Enigma.

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

     In December, 31, 1997, the Company entered into an Exchange Agreement with the members of Citation Land, L.L.C. (the "Citation Agreement") which provided for the acquisition by the Company of all of the outstanding membership interests in Citation Land, L.L.C. ("Citation"). Citation owns certain real estate in Houston, Texas at which another company, XTC Cabaret, Inc. ("XTC") operates an adult entertainment business (the "XTC Location"). As discussed below, the Company has acquired all of the stock of XTC and intends to continue operating an adult entertainment business at the XTC Location. Citation also owns approximately 350 acres of ranch land in Brazoria County, Texas, 50 acres of raw land in Wise County, Texas, and, at the time of this transaction, owned an option to purchase real estate in Austin, Texas, at which the Company had contemplated operating adult entertainment businesses. Mr. Langan, a Director, of the Company received 1,153,137 shares of the Company as a result of this transaction.

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

     In December, 1997, the Company entered into a Stock Exchange Agreement with the stockholders of XTC Cabaret, Inc. (the "XTC Agreement") which provided for the acquisition by the Company of all of the outstanding stock of XTC Cabaret, Inc. ("XTC"). XTC operates two adult entertainment businesses, in Houston and Austin. Citation is the landlord of one of XTC's adult nightclubs in Houston, Texas and has an option to purchase the real estate in Austin. Pursuant to the terms of the XTC Agreement, the Company paid the XTC Stockholders an aggregate of 525,000 shares of common stock of the Company valued at $1.00 per share. The XTC Agreement was the result of negotiations between the Company and the XTC Stockholders and was based on numerous factors including the Company's estimate of the value of the assets of XTC. Eric Langan, a Director of the Company and Mitchell White, a former director of the Company, were the sole stockholders of XTC.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit  No.  Identification  of  Exhibit

 3.1 * The Company's Articles of Incorporation as amended incorporated by reference to the Company's report on Form 10-KSB for the year ended September 30, 1998.

 3.2 * The Company's By-laws as amended incorporated by reference to the Company's report on Form 10-KSB for the year ended September 30, 1998.

 4.1 * Specimen of the Company's common stock certificate incorporated by reference to the Company's report on Form 10-KSB for the year ended September 30, 1998.


 21.1 * Subsidiaries incorporated by reference to the Company's report on Form 10-KSB for the year ended September 30, 1998.

 27.1 ** Financial  Data  Schedule
__________________________
 *  Incorporated  by  reference
**  Filed  herewith

(b)     Reports  on  Form  8-K.

None.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 1999.

               TAURUS  ENTERTAINMENT  COMPANIES  INC.

                         /s/  Eric  Langan
                         -------------------------------------
                         Eric  Langan
                         Director,  Chairman  of  the  Board,
                         Chief  Executive  Officer,  President
                         And  Chief  Financial  Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE          TITLE                                  DATE
---------          -----                                  ----

/s/  Eric  Langan  Director, Chairman of the Board,       December 20,1999
-----------------  Chief Executive Officer, President
Eric  Langan       And Chief Financial Officer

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            PAGE
                                                            -----
Independent Auditors' Report                                F-2-3

Consolidated Balance Sheets for the years ended
  September 30, 1999 and 1998                               F-4

Consolidated Statements of Operations for the years ended
  September 30, 1999 and 1998                               F-5

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended September 30, 1999 and 1998           F-6

Consolidated Statements of Cash Flows for the years ended
  September 30, 1999 and 1998                               F-7

Notes to Consolidated Financial Statements                  F-8

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholders
Taurus  Entertainment  Companies,  Inc.


We  have  audited  the  accompanying  consolidated  balance  sheets  of  Taurus
Entertainment Companies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taurus Entertainment Companies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                        /s/ Jackson  &  Rhodes  P.C.

Dallas,  Texas
December  1,  1999

                    TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 1999 AND 1998


                               ASSETS
                                                                      1999          1998
                                                                  ------------  ------------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    13,775   $   243,346
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . .        6,254         2,343
  Accounts receivable - related party. . . . . . . . . . . . . .            -         9,755
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .        7,866         2,365
  Land held for sale . . . . . . . . . . . . . . . . . . . . . .      200,000       200,000
                                                                  ------------  ------------
    Total current assets . . . . . . . . . . . . . . . . . . . .      227,895       457,809
                                                                  ------------  ------------

Property and equipment:
  Buildings, land and leasehold improvements . . . . . . . . . .    1,782,119     2,138,641
  Furniture and equipment. . . . . . . . . . . . . . . . . . . .      251,684       169,671
                                                                  ------------  ------------
                                                                    2,033,803     2,308,312

  Less accumulated depreciation. . . . . . . . . . . . . . . . .      (99,195)      (69,751)
                                                                  ------------  ------------

                                                                    1,934,608     2,238,561
                                                                  ------------  ------------

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           55       108,705
                                                                  ------------  ------------
                                                                  $ 2,162,558   $ 2,805,075
                                                                  ============  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable (Note 4). . . . . . . . . . . . . . . . . . . . .  $         -   $    25,000
  Current portion of long-term debt (Note 5) . . . . . . . . . .      195,821       220,527
  Payable to Parent. . . . . . . . . . . . . . . . . . . . . . .       67,484        79,851
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .      133,705       185,644
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .       29,777       203,677
  Income taxes payable . . . . . . . . . . . . . . . . . . . . .            -        38,445
                                                                  ------------  ------------
    Total current liabilities. . . . . . . . . . . . . . . . . .      426,787       753,144

Long-term debt, less current portion (Note 5). . . . . . . . . .    1,369,888     1,932,967
                                                                  ------------  ------------

        Total liabilities. . . . . . . . . . . . . . . . . . . .    1,796,675     2,686,111
                                                                  ------------  ------------

Commitments and contingencies (Note 8) . . . . . . . . . . . . .            -             -


Stockholders' equity (Notes 1 and 3):
  Preferred stock - $.10 par, authorized
    10,000,000 shares; none issued and outstanding . . . . . . .            -             -
  Common stock - $.01 par, authorized
    20,000,000 shares;  issued and outstanding 4,305,012 shares.        4,305         4,305
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    4,026,383     4,026,383
  Retained earnings (deficit). . . . . . . . . . . . . . . . . .   (3,664,805)   (3,911,724)
                                                                  ------------  ------------
    Total stockholders' equity . . . . . . . . . . . . . . . . .      365,883       118,964
                                                                  ------------  ------------
                                                                  $ 2,162,558   $ 2,805,075
                                                                  ============  ============

          See accompanying notes to consolidated financial statements.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                     1999         1998
                                                  -----------  -----------
Revenues:
  Sales of alcoholic beverages . . . . . . . . .  $        -   $  781,566
  Sales of non-alcoholic beverages . . . . . . .     176,405      311,611
  Service revenues . . . . . . . . . . . . . . .   1,380,643    2,275,937
  Other. . . . . . . . . . . . . . . . . . . . .     110,730       25,669
                                                  -----------  -----------

                                                   1,667,778    3,394,783
                                                  -----------  -----------

Operating expenses:
  Cost of goods sold . . . . . . . . . . . . . .      81,386      372,585
  Salaries and wages . . . . . . . . . . . . . .     354,643    1,084,457
  Other general and administrative:
    Taxes and permits. . . . . . . . . . . . . .     182,232      414,323
    Charge card fees . . . . . . . . . . . . . .       9,128       46,905
    Rent . . . . . . . . . . . . . . . . . . . .      99,156      231,168
    Legal and accounting . . . . . . . . . . . .      69,860      141,915
    Advertising. . . . . . . . . . . . . . . . .      59,549      199,627
    Other. . . . . . . . . . . . . . . . . . . .     508,303    1,241,042
                                                  -----------  -----------

                                                   1,364,257    3,732,022
                                                  -----------  -----------

Income (loss) from operations. . . . . . . . . .     303,521     (337,239)
  Interest expense . . . . . . . . . . . . . . .    (190,664)    (156,238)
  Loss (gain) on fire damages. . . . . . . . . .     290,769     (135,377)
  Loss on termination of lease . . . . . . . . .    (219,780)           -
  Other. . . . . . . . . . . . . . . . . . . . .      63,073            -
                                                  -----------  -----------
Loss before income taxes and extraordinary item.     246,919     (628,854)

  Income taxes (benefit) (Note 8). . . . . . . .           -       (8,390)
                                                  -----------  -----------
Net income (loss). . . . . . . . . . . . . . . .  $  246,919   $ (620,464)
                                                  ===========  ===========


Basic net income (loss) per common share . . . .  $     0.06   $    (0.16)
                                                  ===========  ===========

Weighted average shares outstanding. . . . . . .   4,305,012    3,922,711
                                                  ===========  ===========

          See accompanying notes to consolidated financial statements.

                       TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                           Common Stock      Additional     Retained
                                       -------------------
                                       Number of              Paid-in       Earnings
                                         Shares    Amount     Capital      (Deficit)      Total
                                       ----------  -------  ------------  ------------  ----------
Balance, September 30, 1997 . . . . .      2,000   $ 2,000  $   284,256   $   108,704   $ 394,960

Revaluation of equity accounts of the
acquisition of Taurus Entertainment
Companies, Inc. . . . . . . . . . . .  3,674,026     1,676    3,194,094    (3,181,464)     14,306

Deemed dividend on acquisition. . . .          -         -            -      (218,500)   (218,500)

Purchase of treasury stock. . . . . .       (172)        -          (38)            -         (38)

Sale of common stock for cash . . . .    195,500       196      155,304             -     155,500

Issuance of common stock for services    340,500       340      323,260             -     323,600

Conversion of debt to common stock. .     93,158        93       69,507             -      69,600

Net loss. . . . . . . . . . . . . . .          -         -            -      (620,464)   (620,464)
                                       ----------  -------  ------------  ------------  ----------

Balance, September 30, 1998 . . . . .  4,305,012     4,305    4,026,383    (3,911,724)    118,964

Net income. . . . . . . . . . . . . .          -         -            -       246,919     246,919
                                       ----------  -------  ------------  ------------  ----------

Balance, September 30, 1999 . . . . .  4,305,012   $ 4,305  $ 4,026,383   $(3,664,805)  $ 365,883
                                       ==========  =======  ============  ============  ==========

          See accompanying notes to consolidated financial statements.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                            1999         1998
                                                         ----------  ------------
Net income (loss) . . . . . . . . . . . . . . . . . . .  $ 246,919   $  (620,464)

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . .     46,538        66,388
  Common stock issued for services. . . . . . . . . . .          -       323,600
  Loss (gain) on fire damages . . . . . . . . . . . . .   (290,769)      154,634
  Loss on termination of lease. . . . . . . . . . . . .    219,780
  Changes in assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . .     (3,911)        2,946
    Prepaid expenses and other assets . . . . . . . . .    103,149      (104,545)
    Accounts payable and accrued liabilities. . . . . .   (139,319)      339,421
    Income taxes payable/receivable . . . . . . . . . .    (38,445)      (14,851)
                                                         ----------  ------------
      Net cash provided by operating activities . . . .    143,942       147,129
                                                         ----------  ------------

Cash flows from investing activities:
  Additions to property and equipment . . . . . . . . .   (280,894)   (1,137,348)
  Insurance proceeds from fire damaged assets . . . . .    496,625       351,729
                                                         ----------  ------------
      Net cash used by investing activities . . . . . .    215,731      (785,619)
                                                         ----------  ------------

Cash flows from financing activities:
  Common stock issued . . . . . . . . . . . . . . . . .          -       155,500
  Increase in notes payable and long-term debt. . . . .          -       839,991
  Payments on long-term debt. . . . . . . . . . . . . .   (326,040)     (262,918)
  Increase in accounts receivable - related party . . .      9,755        63,540
  Increase (decrease) in loan from Parent . . . . . . .   (272,959)       79,851
                                                         ----------  ------------
      Net cash provided (used) by financing activities.   (589,244)      875,964
                                                         ----------  ------------

Net increase (decrease) in cash . . . . . . . . . . . .   (229,571)      237,474

Cash at beginning of year . . . . . . . . . . . . . . .    243,346         5,872
                                                         ----------  ------------

Cash at end of year . . . . . . . . . . . . . . . . . .     13,775       243,346
                                                         ==========  ============


Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . .    190,664       156,238
                                                         ==========  ============

  Income taxes. . . . . . . . . . . . . . . . . . . . .     30,793         6,461
                                                         ==========  ============

Noncash  transactions:
     During the year ended September 30, 1998, the Company issued $225,000 of debt in connection with the acquisition (Note 3). The Company also issued 93,158 shares of common stock to convert $69,600 of debt.
     During the year ended September 30, 1999, the Company transferred a note payable of $286,745 to its parent.

          See accompanying notes to consolidated financial statements.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


1.     ORGANIZATION

Taurus Entertainment Companies, Inc. ("Taurus"), formerly Taurus Petroleum, Inc., changed its name in November 1997 to reflect its entry into the adult entertainment business. The Company, which was formed as a Colorado corporation in 1977, was previously an independent oil and gas exploration, development and production company until it divested all of its oil and gas assets in July 1996. In November 1997, Taurus' stockholders approved a 1 for 300 reverse common stock split and the number of authorized shares of common stock was reduced from 200,000,000 to 20,000,000. Additionally, Taurus authorized 10,000,000 shares of preferred stock. See Note 3 for information regarding acquisitions by Taurus in December 1997 and the basis of presentation of the accompanying consolidated financial statements. On August 4, 1998, the Company's principal shareholders entered into an agreement with Rick's Cabaret International, Inc. ("Rick's"), whereby Rick's acquired approximately 93% of the outstanding common stock of the Company. Rick's is a publicly held company in the adult entertainment business.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting a working capital deficit of $198,892 and has an accumulated deficit of $3,664,805 at September 30, 1999.

The Company has become profitable for the year ended September 30, 1999 and management believes it has implemented plans that will ensure that the Company will continue to be profitable in 2000. Additionally, funds will be generated by sale of the land held for sale.

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

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Net  Income  (Loss)  Per  Common  Share

In  March  1997,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company has no potential dilutive securities outstanding, the accompanying presentation is only of basic income (loss) per share.

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

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

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

On December 31, 1997, Taurus entered into an Exchange Agreement with the members of Citation Land, L.L.C. (the "Citation Agreement") which provided for the acquisition by Taurus of all of the outstanding membership interests in Citation Land, L.L.C. ("Citation"). Citation owns certain real estate in Houston, Texas at which another company, XTC Cabaret, Inc. ("XTC") formerly operated an adult entertainment business (the "XTC Location"). As discussed below, Taurus has acquired all of the stock of XTC. Citation also owns approximately 350 acres of ranch land in Brazoria County, Texas, 50 acres of raw land in Wise County, Texas, and owns real estate in Austin, Texas at which Taurus operates an adult entertainment businesses and San Antonio, Texas, at which location it leases real estate to Rick's, which operates an adult entertainment business. Pursuant to the terms of the Citation Agreement, Taurus paid to the Citation Stockholders an aggregate of 2,500,000 shares of common stock of Taurus.

On December 31, 1997, Taurus entered into a Stock Exchange Agreement with the stockholders of XTC Cabaret, Inc. (the "XTC Agreement") which provided for the acquisition by Taurus of all of the outstanding stock of XTC Cabaret, Inc. ("XTC"). XTC now operates one adult entertainment business in Austin. Citation has an option to purchase the real estate in Austin. Taurus intends to continue operating XTC as an adult entertainment business. Pursuant to the terms of the XTC Agreement, Taurus paid the XTC Stockholders an aggregate of 525,000 shares of common stock of Taurus.

Each of the aforementioned acquired businesses had common ownership and are referred to below as "the combined entities". The acquisitions have been accounted for as a "reverse acquisition" whereby the combined entities acquired Taurus in a transaction accounted for as a purchase. The purchase price has been determined based on the fair value of Taurus' net assets (liabilities) at the date of acquisition. Because Taurus' balance sheet at that date consisted of cash and accounts payable, the purchase price was determined essentially to be the net book value of Taurus and no goodwill was recognized in the transaction. The note consideration of $225,000 paid for the acquired businesses was accounted for as a deemed dividend.

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

4.     NOTE  PAYABLE

At September 30, 1998, the Company has a $25,000 non-interest bearing note payable to a corporation which is in default. The note agreement is for the purchase of the common stock of Lucky's of Bourbon Street, Inc. d/b/a Lucky Pierre's Cabaret, a Louisiana corporation that operates an adult entertainment club in New Orleans. As of September 30, 1998, the Company has not paid the note or issued the common stock due to a dispute regarding certain post-closing costs paid by Taurus on behalf of the Seller. The note was written off during the year ended September 30, 1999 in connection with the termination of the lease on the property.

5.     LONG-TERM  DEBT

Long-term  debt  at  year-end  consists  of  the  following  at  September  30:

                                                           1999     1998
                                                          -------  -------
 Note payable to partnership maturing March 2026,
 due in monthly installments of $576 including principal
 and interest at 12%; secured by real estate.. . . . . .  $55,169  $55,443

 Note payable to partnership maturing July 2007,
 due in monthly installments of $653 including principal
 and interest at 12%; secured by real estate.. . . . . .   62,557   62,868

 Note payable to partnership maturing July 2007,
 due in monthly installments of $309 including principal
 and interest at 12%; secured by real estate.. . . . . .   29,713   29,842

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     LONG-TERM  DEBT  (CONTINUED)

                                                               1999         1998
                                                            -----------  -----------
 Note payable to corporation maturing December 2000,
 due in monthly principal installments of $2,000 plus
 interest at 9%; secured by real estate. . . . . . . . . .  $        -   $  147,854

 Note payable to individual maturing July 2004,
 due in monthly installments of $2,868 including principal
 and interest at 12%; secured by real estate.  Transferred
 to Rick's during 1999.. . . . . . . . . . . . . . . . . .           -      286,745

 Note payable to individual maturing March 2006,
 due in monthly installments of $2,573, plus interest at
 9.25%; secured by real estate.. . . . . . . . . . . . . .     304,201      310,455

 Note payable to corporation maturing April 2002,
 due in monthly installments of $13,758 including
 principal and interest at 10%; secured by real estate.. .     411,478      528,970

 Note payable to corporation maturing June 2001,
 due in monthly installments of $667, plus interest at
 8.3%; secured by certain equipment.  Paid in 1999.. . . .           -       19,624

 Note payable to a financing company maturing
 August 2003, due in monthly installments of $5,380,
 including interest at 10%, secured by real estate . . . .     547,464      556,566

 Note payable to corporation in connection with
 Atcomm acquisition maturing December 2001,
 due in monthly installments of $5,284 including
 principal and interest at 6%; unsecured . . . . . . . . .     155,127      155,127
                                                            -----------  -----------
                                                             1,565,709    2,153,494
 Less current maturities . . . . . . . . . . . . . . . . .    (195,821)    (220,527)
                                                            -----------  -----------
                                                            $1,369,888   $1,932,967
                                                            ===========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     LONG-TERM  DEBT  (CONTINUED)

Scheduled maturities of long-term debt are as follows for the years ending September 30:

2000. . . .  $  195,821
2001. . . .     164,107
2002. . . .     161,183
2003. . . .     450,647
2004. . . .       4,867
 Thereafter     589,084
             ----------
             $1,565,709
             ==========

6.     FIRE  DAMAGE

On May 5, 1998, a fire damaged the adult entertainment facility known as Broadstreets Cabaret located in Houston, Texas. The Company incurred a material decline in revenues subsequent to the closure of Broadstreets. The insurance settlement resulted in a loss of $135,577 in 1998.

On December 16, 1998, a fire damaged the adult entertainment facility known as XTC Cabaret located in Houston, Texas. The Company incurred a material decline in revenues subsequent to the closure of XTC. The insurance settlement resulted in a gain of $290,769 in 1999.

7.     INCOME  TAXES

Income  tax  expense  (benefit)  consisted  of  current taxes for 1999 and 1998.

Following is a reconciliation of income taxes (benefit) at the U.S. Federal tax rate to the amounts recorded by the Company for the years ended September 30:

                                                     1999        1998
                                                   ---------  ----------
Taxes (credit) on income (loss) before income
    taxes at the statutory rate . . . . . . . . .  $ 84,000   $(168,000)
Net operating loss carryover. . . . . . . . . . .   (84,000)          -
Separate return limitation - unavailable
    loss carrybacks and nonconsolidated companies         -     159,610
                                                   ---------  ----------
                                                   $      -   $  (8,390)
                                                   =========  ==========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     INCOME  TAXES  (CONTINUED)

The components of the net deferred tax asset/liability are as follows at September 30:

                                           1999        1998
                                        ----------  ----------
Operating loss carryforwards . . . . .  $(150,000)  $(226,000)
Deductible preopening costs. . . . . .     16,000      16,000
Deferred tax asset valuation allowance    134,000     210,000
                                        $       -   $       -
                                        ==========  ==========

For tax purposes, the Company has a net operating loss carryforward amounting to approximately $440,000 which will expire, if not utilized, beginning in 2012.

8.     COMMITMENTS  AND  CONTINGENCIES

     Leases

The Company, as lessee, has entered into and/or assumed various non-cancelable leases for office space and operating facilities. Following is a schedule of minimum lease payments for the years ending September 30:

2000. . . .  $ 13,536
2001. . . .    13,536
2002. . . .    14,382
2003. . . .    15,228

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

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Litigation

In November, 1998, LMTD, Inc. initiated litigation against a subsidiary of one of the Company's subsidiaries, Citation Land, LLC ("Citation"), in a case styled LMTD, Inc. v. Texas Warehouse Company, Inc., et al. Cause No. 98-12570, in the 200th Judicial District Court of Travis County, Texas. The suit seeks specific performance and damages against Texas Warehouse Company, Inc. regarding a Purchase Option Agreement. Plaintiff also alleges a tortious interference claim against Citation in the amount of $540,000. Counsel for Citation intends to file a counterclaim and or cross action at the time that its answer is due. Counsel for Citation believes that the exposure to Citation is minimal. The
Company intends to vigorously defend itself in this matter and to deny all allegations.

On October 15, 1998, All City Beverage and Entertainment, Inc. initiated litigation against one of the Company's subsidiaries in a case styled All City Beverage and Entertainment, Inc. v. Taurus Entertainment Companies, Inc.("Taurus"), Cause No. 98- 49119, in the 61st Judicial District Court of Harris County, Texas. The suit seeks damages in the amount of $25,000 and 175,000 shares of common stock of Taurus in connection with an Asset Purchase Agreement between All City Beverage and Entertainment, Inc. and Taurus. Taurus has filed a counter-claim asserting that there were undisclosed obligations which Taurus was required to pay. The counter-claim sought damages in an amount in excess of $25,000. This matter was dismissed for want of prosecution.

Sexually  Oriented  Business  Ordinance  of  Houston,  Texas

In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that the Houston location in north Houston failed to meet the requirements of the Ordinance and accordingly the renewal of its Business License at that location was denied.

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

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Sexually  Oriented  Business  Ordinance  of  Houston,  Texas  (Continued)

The Company filed a request with the City of Houston requesting an extension of time during which the Company could continue operations at the north Houston facility under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company was granted an amortization period through June 2000 for its location in north Houston. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas.

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

The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals, and the Company filed a brief with the Fifth Circuit. Such an outcome could have an adverse impact on the Company's future.

There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld by the court which may be detrimental to the business. The Company, in concert with other sexually oriented businesses, is appealing these aspects of the Houston, Texas Ordinance. In the event that the court appeal is unsuccessful, such an outcome could have an adverse impact on the Company.

In 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Rick's locations in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston locations. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what future impact the enforcement of the Ordinance may have on the Company's Houston locations.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     ACCOUNTING  DEVELOPMENTS

SFAS  130

Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Results of operations and financial position are unaffected by implementation of this new standard.

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

SFAS  132

Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     ACCOUNTING  DEVELOPMENTS  (CONTINUED)

SFAS  133

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

10.     RELATED  PARTY  TRANSACTIONS

See Note 3 for various related transactions with related parties which comprise the "reverse acquisitions."

The Company received $41,000 in rent income from Rick's during the year ended September 30, 1999 (included in other revenues). The Company also was allocated $132,000 in management fees expenses during the year ended September 30, 1999 (included in other general and administrative expenses).