Form 10QSB
period 1999-12-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 2000-02-10
CIK 225926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: December 31, 1999

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

                         505 North Belt Drive Suite 630
                              Houston, Texas 77060
          (Address of principal executive offices, including zip code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     At February 1, 2000, approximately 4,305,012 shares of common stock, $.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one);  Yes [ ] No [x]

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                                    CONTENTS


PART  I  -  FINANCIAL  INFORMATION


Item  1.  Financial  Statements

Consolidated Balance Sheets as of December 31, 1999 (unaudited) and September 30, 1999 (audited)

Consolidated Statements of Operations for the three months ended December 31, 1999 and 1998 (unaudited)

Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and 1998 (unaudited)

Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART  II  -  OTHER  INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS - ASSETS


                                             12/31/99      9/30/99
(UNAUDITED)                                 (AUDITED)
CURRENT ASSETS
  Cash                                     $    32,000   $    13,775
  Accounts receivable                            9,244         6,254
  Prepaid expenses                               9,069         7,866
  Inventories                                      748             0
  Land held for sale                           200,000       200,000
                                           ------------  ------------

Total current assets                           251,061       227,895
                                           ------------  ------------
PROPERTY AND EQUIPMENT
  Buildings, lands and
   leasehold improvements                    1,889,964     1,782,119
  Furniture & equipment                        223,031       251,684
                                           ------------  ------------
                                             2,112,996     2,033,803

  Accumulated depreciation                    (115,920)      (99,195)
                                           ------------  ------------
                                             1,997,075     1,934,608
                                           ------------  ------------
OTHER ASSETS
  Other                                          1,475            55
                                           ------------  ------------

                                           $ 2,249,611   $ 2,162,558
                                           ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
                                              12/31/99       9/30/99
CURRENT LIABILITIES
  Current portion of long term debt        $   203,290   $   195,821
  Payable to Parent                            135,419        67,484
  Accounts payable - trade                     123,476       133,705
  Accrued expenses                              64,612        29,777
                                           ------------  ------------
Total current liabilities                      526,797       426,787

LONG TERM DEBT,
   LESS  CURRENT PORTION
  Long-term debts less current portion       1,327,909     1,369,888
                                           ------------  ------------
  Total Liabilities                          1,854,706     1,796,675
                                           ------------  ------------
COMMITMENTS AND CONTINGENCIES                      ---           ---
STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
10,000,000 shares; none outstanding                ---           ---
  Common stock - $.01 par, authorized
  20,000,000 shares
  issued 4,305,012 and 4,305,012                 4,305         4,305
  Additional paid in capital                 4,026,383     4,026,383
  Retained earnings (deficit)               (3,635,783)   (3,664,805)
                                           ------------  ------------
Total stockholder's equity                     394,905       365,883
                                           ------------  ------------
                                           $ 2,249,611   $ 2,162,558
                                           ============  ============

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                         1999        1998
(UNAUDITED)                          (UNAUDITED)
REVENUES
  Service revenues                   $   327,511   $367,588
  Other                                   47,740     62,524
                                     ------------  ---------
                                         375,251    430,112
                                     ------------  ---------
OPERATING EXPENSES
  Cost of goods sold                      26,079     29,878
  Salaries and wages                      64,262    175,183
  Other general and administrative
    Taxes and permits                     46,037     36,079
    Charge card fees                       1,223      2,533
    Rent                                       0     49,673
    Legal and accounting                   5,449     19,678
    Advertising                           31,839     22,288
    Other                                136,102    112,409
                                     ------------  ---------
                                         310,991    447,721
INCOME (LOSS)
FROM OPERATIONS                           64,260    (17,609)
  Interest Expense                       (35,238)   (33,950)
                                     ------------  ---------
NET INCOME/(LOSS)                    $    29,022   $(51,559)
                                     ============  =========

                            12/31/99     9/30/99
  BASIC NET INCOME/(LOSS)
PER COMMON SHARE           $     0.01  $    (0.01)
                           ----------  -----------
                           $     0.01  $    (0.01)
                           ==========  ===========

WEIGHTED AVERAGE
SHARES OUTSTANDING          4,305,012   4,305,012
                           ==========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                    1999          1998
(UNAUDITED)                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME/(LOSS)                               $     29,022   $ (51,559)
ADJUSTMENTS TO RECONCILE NET INCOME/
  (LOSS) TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
    Depreciation                                      16,726      20,852
    Changes in assets and liabilities:
     Accounts receivable                              (2,990)      7,401
     Prepaid expenses                                 (1,203)     (6,806)
     Inventories                                        (748)          -
     Other Assets                                     (1,420)        ---
     Accounts payable and accrued expenses           100,010     226,137
                                                -------------  ----------
    Net cash provided by operating activities        139,397     196,025
                                                -------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                  (79,193)   (179,039)
                                                -------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in long term debt                             -    (188,723)
    Payments on long term debt                       (41,979)    (17,364)
                                                -------------  ----------
Net cash used by financing activities                (41,979)   (206,087)
                                                -------------  ----------
NET (DECREASE) IN CASH                                18,225    (189,101)


                                                    12/31/99     9/30/99


CASH AT BEGINNING OF PERIOD                           13,775     243,346
                                                -------------  ----------
CASH AT END OF PERIOD                           $     32,000   $  54,245
                                                =============  ==========



CASH PAID DURING PERIOD FOR:

    Interest                                    $     35,238   $  33,950
                                                =============  ==========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,1999


1.  BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Item  2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
                  Results  of  Operations



     The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 10-KSB for the year ended September 30, 1999.


FORWARD  LOOKING  STATEMENT  AND  INFORMATION

     The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of our operations and management with our parent, Rick's Cabaret International, Inc., the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

     We  currently  own  and  operate  one  adult  nightclub under the name "XTC
Cabaret " in Austin, Texas. We own commercial income real estate and undeveloped real estate.

     Our  revenues are  derived  from  cover charges,  and  the  sale  of  food.
Our  fiscal  year  end  is  September  30.

     The Company had been operated as an oil and gas company until 1997. All oil and gas properties and operations were divested by 1996 and the Company entered the adult entertainment business in December, 1997.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998.

     For the quarter ended December 31, 1999, the Company had consolidated total revenues of $375,251, a decrease of $54,860 from the fiscal quarter ended December 31, 1998 of $430,111. The decrease in revenues compared to the first quarter ended December 31, 1998 was due to the fact that the Company's location in Houston was still closed due to fire.

     Cost of goods sold were 7% of sales for both first quarters of fiscal 2000 and 1999. The Cost of Goods sold in fiscal 2000 was due to the operations at the Company's location in Austin, Texas.

     Payroll and related costs were $64,262 for the first quarter in 2000 compared to $175,183 for the same fiscal period in 1999. The decrease was due to the transfer of the costs of corporate personnel to the parent company - Rick's Cabaret International, Inc. and to the closure of Company's location in Houston, Texas. Management currently believes that its labor and management staff levels are at appropriate levels.

     Other selling, general and administrative expenses for quarter ended December 31, 1999 were $220,650 compared to $242,660 for the quarter ended December 31, 1998. The decrease in these expenses was due to the closure of the company's location in Houston, Texas.

     Interest expense was $35,238 in the first quarter of fiscal 2000 compared to $33,950 in the first quarter of fiscal 1999. The increase was attributable to interest expense on Company's real estates.

     Net profit for the first quarter of fiscal 2000 was $29,022 compared to a loss of $(51,559) for the first quarter of fiscal 1999. The increase was due to drastic reduction in overall costs resulting in positive income from operations. Management currently believes that the Company is in the position to be profitable for fiscal year 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1999 the Company has negative working capital of $275,736 compared to a negative working capital of $198,892 at September 30, 1999. The decrease in working capital is due primarily to expenditure of cash in re-building the Company's location in Houston, Texas.

     During the three months ended December 31, 1999, the Company provided $139,397 cash from operations as opposed to $196,025 cash provided during the same period in fiscal 1999. The decrease in cash provided by operating activities was due to decrease in accounts payable and accrued expenses. Net cash used in investing activities was $79,193, principally in the re-building of Company's location in Houston, Texas.

     Amortization and depreciation expense recorded during the three months ended December 31, 1999 was $16,726 compared to $20,852 for the three months ended December 31, 1998.

     In the opinion of management, working capital is not a true indicator of the financial status of the company. Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short-term business down turns. The Company considers the primary indicators of financial status to be the long term trend and mix of sales revenues, overall cash flow and profitability from operations and the level of long-term debt.

SEASONALITY

     The Company is significantly affected by seasonal factors. Typically, the Company has experienced reduced revenues from April through September with the strongest operating results occurring during October through March. While management continues to believe that the overall trend remains consistent, the Company has experienced decreased sales in the Houston location during the October through June period. Management attributes these decreases to the current level of competition and to the public perception of a newly enacted city ordinance affecting sexually oriented business, which is undergoing judicial review.

Year  2000  Issues

     We have not had any Year 2000 deficiencies internally or externally. We do not expect to have any Year 2000 deficiencies internally or externally. If a Year 2000 deficiency occurs internally or externally, we will shift our internal and external resources to fix the deficiency. We do not expect any Year 2000 deficiency to require an expenditure of more than $10,000.


PART  II

OTHER  INFORMATION

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     Exhibits  required  by  Item  601  of  Regulation  SB

     (A)     Exhibit  27.1     Financial  Data  Schedule
     (B)     Reports  on  Form  8-K
               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         TAURUS  ENTERTAINMENT  COMPANIES,  INC.

Date:  February  10,  2000               By:  /s/  Eric  Langan
                                         ---------------------------------
                                         Eric  Langan,  Chairman,  President
                                         and  Chief  Accounting  Officer