Form 10QSB
period 2000-03-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 2000-05-15
CIK 225926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB
                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: March 31, 2000

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

At May 9, 2000, approximately 4,305,012 shares of common stock, $.001 par value, were outstanding.

Transitional  Small  Business Disclosure Format (check one); Yes [ ] No [X]

                      TAURUS ENTERTAINMENT COMPANEIS, INC.

                                    CONTENTS
                                    --------

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

Item  1.    Financial  Statements

     Consolidated Balance Sheets as of March 31, 2000 (unaudited) and September 30, 1999 (audited)

     Consolidated Statements of Operations for the three and six months ended March 31, 2000 and 1999 (unaudited)

     Consolidated Statements of Cash Flows for the six months ended March 31, 2000 and 1999 (unaudited)

     Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART  II  -  OTHER  INFORMATION
------------------------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K

Signatures

                       PART  I  -  FINANCIAL  INFORMATION
                       ----------------------------------

Item  1.     Financial  Statements

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   -----------

                                                   3/31/00     9/30/99
                                                (UNAUDITED)   (AUDITED)
                                               ------------  -----------
CURRENT ASSETS

  Cash                                         $    51,675   $   13,775
  Accounts receivable                               16,070        6,254
  Prepaid expenses                                  27,059        7,866
  Inventories                                        1,041            0
  Land held for sale                               200,000      200,000
                                               ------------  -----------

    Total current assets                           295,845      227,895
                                               ------------  -----------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements     1,932,657    1,782,119
  Furniture & equipment                            192,036      251,684
                                               ------------  -----------

                                                 2,124,693    2,033,803

  Accumulated depreciation                        (132,844)     (99,195)
                                               ------------  -----------

                                                 1,991,849    1,934,608
                                               ------------  -----------

OTHER ASSETS
  Other                                              1,530           55
                                               ------------  -----------

                                               $ 2,289,224   $2,162,558
                                               ============  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                               3/31/00     9/30/99
                                            (UNAUDITED)   (AUDITED)
                                           ------------  -----------
CURRENT  LIABILITIES

  Current portion of long term debt        $   208,414   $   195,821
  Payable to Parent                            215,261        67,484
  Accounts payable - trade                     111,679       133,705
  Accrued expenses                              83,919        29,777
                                           ------------  ------------

    Total current liabilities                  619,273       426,787

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion        1,287,396     1,369,888
                                           ------------  ------------

  Total Liabilities                          1,906,669     1,796,675
                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES                      ---           ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding              ---           ---
  Common stock - $.001 par, authorized
    15,000,000 shares
    issued 4,305,012 and 4,305,012               4,305         4,305
  Additional paid in capital                 4,026,383     4,026,383
  Retained earnings (deficit)               (3,648,133)   (3,664,805)
                                           ------------  ------------

      Total stockholders' equity               382,555       365,883
                                           ------------  ------------

                                           $ 2,289,224   $ 2,162,558
                                           ============  ============

                        TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                     FOR  THE  THREE  MONTHS  FOR  THE  SIX  MONTHS
                                           ENDED  MARCH  31,      ENDED  MARCH  31,
                                         2000        1999         2000        1999
                                     -----------  ----------  -----------  -----------
REVENUES
  Service revenues                   $  336,281   $  73,276   $  663,792   $  135,799
  Other                                  41,199     397,923       88,939      765,511
                                     -----------  ----------  -----------  -----------
                                        377,480     471,199      752,731      901,310
                                     -----------  ----------  -----------  -----------
OPERATING EXPENSES
  Cost of goods sold                     25,398      23,873       51,477       53,751
  Salaries and wages                     82,809      78,904      147,071      254,087
  Other general and administrative
      Taxes and permits                  40,889      40,057       86,926       76,136
      Charge card fees                    1,220       1,879        2,443        4,412
      Rent                                    0      72,005            0      121,678
      Legal and accounting               21,466      29,643       26,915       49,321
      Advertising                        35,152      11,782       66,991       34,070
      Other                             148,528      83,529      284,630      195,938
                                     -----------  ----------  -----------  -----------
                                        355,462     341,673      666,453      789,393
                                     -----------  ----------  -----------  -----------
INCOME FROM OPERATIONS                   22,018     129,526       86,278      111,917

  Interest Expense                      (34,368)    (46,748)     (69,606)     (80,698)
  Loss on Termination of Lease                0    (219,780)           0     (219,780)
                                     -----------  ----------  -----------  -----------

NET INCOME/(LOSS) BEFORE                (12,350)   (137,002)      16,672     (188,561)
EXTRAORDINARY ITEM

EXTRAORDINARY ITEM
  Gain on Fire Damage                         0     256,592            0      256,592
                                     -----------  ----------  -----------  -----------

NET INCOME/(LOSS)                    $  (12,350)  $ 119,589   $    16,672   $  68,031
                                     ===========  ==========  ============  ==========

BASIC NET LOSS PER COMMON SHARE:
  INCOME BEFORE EXTRAORDINARY        $    (0.01)  $   (0.03)        (0.01)     $(0.04)
      ITEM
  EXTRAORDINARY ITEM                          0        0.06          0.00        0.06
                                     -----------  ----------  ------------  ----------
                                     $    (0.01)  $    0.03   $      0.01   $    0.02
                                     ===========  ==========  ============  ==========

WEIGHTED AVERAGE SHARES               4,305,012   4,305,012     4,305,012   4,305,012
OUTSTANDING                          ===========  ==========  ============  ==========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999


                                                      2000          1999
                                                   (UNAUDITED)  (UNAUDITED)
NET INCOME                                         $   16,672    $  68,031

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
    Depreciation and amortization                      33,649       26,652
    Gain on fire damage and disposal of assets              0     (247,865)
    Loss on termination of lease                            0      219,780
    Changes in assets and liabilities:
        Accounts receivable                            (9,816)    (271,534)
        Prepaid expenses                              (19,193)          22
        Inventories                                    (1,041)         765
        Other assets                                   (1,475)           0
        Accounts payable and accrued expenses         179,893     (161,440)
                                                    ----------  -----------
    Cash provided (used) by operating activities      198,689     (365,589)
                                                    ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                   (90,890)     318,174
    Proceeds from insurance on fire damage                  0      504,457
                                                    ----------  -----------
    Cash provided (used) by investing activities      (90,890)     822,631
                                                    ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                        (69,899)    (187,904)
                                                    ----------  -----------
    Cash provided (used) by financing activities      (69,899)    (187,904)
                                                    ----------  -----------

NET INCREASE/(DECREASE) IN CASH                        37,900     (235,319)

CASH AT BEGINNING OF PERIOD                            13,775      243,346
                                                    ----------  -----------
CASH AT END OF PERIOD                              $   51,675    $   8,027
                                                    ==========  ===========

CASH PAID DURING PERIOD FOR:

    Interest                                       $  104,834    $  80,698
                                                    ==========  ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended September 30, 1999.

FORWARD  LOOKING  STATEMENT  AND  INFORMATION

     The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of our operations and management with our parent, Rick's Cabaret International, Inc., the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

     We currently own and operate one adult nightclub under the name "X.T.C. Cabaret " in Austin, Texas. We own commercial income real estate and undeveloped real estate. Our revenues are derived from cover charges, and the sale of food.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 1999

     For the quarter ended March 31, 2000, the Company had consolidated total revenues of $377,480 compared to consolidated total revenues of $471,199 for the fiscal quarter ended March 31, 1999, or a decrease of $93,719. The decrease in revenues was due to the closures of Lucky's due to termination of lease.

     The cost of goods sold for the quarter ended March 31, 2000 was 6.73% of total revenues compared to 5.07% for the quarter ended March 31, 1999. The increase was due primarily to the increase in the costs of complimentary food.

     Payroll and related costs for the quarter ended March 31, 2000 were $82,809 compared to $78,904 for the quarter ended March 31, 1999. The increase was due to the increase in payroll expenses in the Austin location.

     Other selling, general and administrative expenses for the quarter ended March 31, 2000 were $247,255 compared to $238,895 for the quarter ended March 31, 1999. The increase in these expenses was primarily due to the increase in advertising and in management fees that the parent company assessed.

     Interest expense for the quarter ended March 31, 2000 was $34,368 compared to $46,748 for the quarter ended March 31, 1999. The decrease was attributable to the Company's policy to pay its debts down and not to incur any new debts.

     Net loss for the quarter ended March 31, 2000 was ($12,350) compared to a net income of $119,589 for the quarter ended March 31, 1999. The decrease was primarily due to the reduction in revenues due to the closure of the Company's New Orleans location and due to the gain on fire damages in the 1999 quarter.

     For the six months ended March 31, 2000, the Company had consolidated total revenues of $752,731 compared to consolidated total revenues of $901,310 for the fiscal six months ended March 31, 1999, or a decrease of $ 148,579. The decrease in revenues was due to the closure Lucky's due to termination of lease.

     The cost of goods sold for the six months ended March 31, 2000 was 6.84% of total revenues compared to 5.97% for the six months ended March 31, 1999. The increase was due to the increase in the costs of providing complimentary food.

     Payroll and related costs for the six months ended March 31, 2000 were $147,071 compared to $254,087 for the six months ended March 31, 1999. The decline was due to the closure of the Company's facility in New Orleans.

     Other selling, general and administrative expenses for the six months ended March 31, 2000 were $467,905 compared to $481,555 for the six months ended March 31, 1999. The decrease in these expenses was due to the closures of some of the Company's facilities.

     Interest expense for the six months ended March 31, 2000 was $69,606 compared to $80,698 for the six months ended March 31, 1999. The decrease was attributable to the Company's policy to pay its debts down and not to incur new debts.

     Net income for the six months ended March 31, 2000 was $16,672 compared to $68,031 for the six months ended March 31, 1999. The decrease was due to the reduction in revenues due to the closure of Lucky's and due to the gain on fire damage in the 1999 quarter.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2000, the Company had working capital of $67,950 compared to a working capital of $325,862 at September 30, 1999. The decrease in working capital was due to the additions to property & equipment and payments on note payable.

     Net cash provided by operating activities in the six months ended March 31, 2000 was $198,689 compared to net cash used of $374,316 for the six months ended March 31, 1999. The increase in cash provided by operating activities was due principally to certain non-cash gains in 1999 and to increase in accounts payable in 2000.

     Depreciation and Amortization for the six months ended March 31, 2000 were $33,649 compared to $26,652 for the six months ended March 31, 1999.

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


                           PART II - OTHER INFORMATION
                           ---------------------------

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

                                         Taurus  Entertainment  Companies,  Inc.


Date:  May 10, 2000                      By:  /s/  Eric  Langan
                                            -------------------
                                         Eric  Langan
                                         President  and Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board  of  Directors  and  Stockholders
Taurus  Entertainment  Companies,  Inc.


     We have reviewed the accompanying balance sheets of Taurus Entertainment Companies, Inc. as of March 31, 2000, and the related statements of operations for the three month and six month periods then ended and the statement of cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Taurus Entertainment Companies, Inc. as of September 30, 1999, and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated December 1, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                             Jackson  &  Rhodes  P.C.



Dallas, Texas
May 10, 2000