Form 10QSB
period 2000-06-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 2000-08-14
CIK 225926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-QSB
                                ----------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF  1934; FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   AT AUGUST 7, 2000, APPROXIMATELY 4,305,012 SHARES OF COMMON STOCK, $.001 PAR
                                     VALUE,
                               WERE  OUTSTANDING.

   TRANSITIONAL  SMALL  BUSINESS DISCLOSURE FORMAT (CHECK ONE); YES [ ] NO [X]

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                                    CONTENTS
                                -----------------

PART  I  -  FINANCIAL  INFORMATION
--------------------------------------------------------

Item  1.    Financial  Statements

     Consolidated Balance Sheets as of June 30, 2000 (unaudited) and September 30, 1999 (audited)

Consolidated Statements of Operations for the three and nine months ended June 30, 2000 and 1999 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999 (unaudited)

     Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART  II  -  OTHER  INFORMATION
---------------------------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K

Signatures

                         PART I  - FINANCIAL INFORMATION
             -------------------------------------------------------

ITEM  1.     FINANCIAL  STATEMENTS



              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------



                                                6/30/00       9/30/99
                                              (UNAUDITED)    (AUDITED)
                                              ------------  -----------
CURRENT ASSETS

  Cash                                        $    51,717   $   13,775
  Accounts receivable                              10,239        6,254
  Prepaid expenses                                  8,828        7,866
  Inventories                                         672            0
  Land held for sale                              200,000      200,000
                                              ------------  -----------

    Total current assets                          271,456      227,895
                                              ------------  -----------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements    1,939,531    1,782,119
  Furniture & equipment                           192,036      251,684
                                              ------------  -----------

                                                2,131,567    2,033,803

  Accumulated depreciation                       (150,059)     (99,195)
                                              ------------  -----------

                                                1,981,508    1,934,608
                                              ------------  -----------

OTHER ASSETS
  Other                                             1,530           55
                                              ------------  -----------

                                              $ 2,254,494   $2,162,558
                                              ============  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                             6/30/00       9/30/99
                                           (UNAUDITED)   (AUDITED)
                                           ------------  ------------
CURRENT  LIABILITIES

  Current portion of long term debt        $   213,667   $   195,821
  Payable to Parent                            194,491        67,484
  Accounts payable - trade                      85,543       133,705
  Accrued expenses                              43,747        29,777
                                           ------------  ------------

    Total current liabilities                  537,448       426,787

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion        1,094,755     1,369,888
                                           ------------  ------------

  Total Liabilities                          1,632,203     1,796,675
                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES                      ---           ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding              ---           ---
  Common stock - $.001 par, authorized
    15,000,000 shares
    issued 4,305,012 and 4,305,012               4,305         4,305
  Additional paid in capital                 4,026,383     4,026,383
  Retained earnings (deficit)               (3,408,397)   (3,664,805)
                                           ------------  ------------

      Total stockholders' equity               622,291       365,883
                                           ------------  ------------

                                           $ 2,254,494   $ 2,162,558
                                           ============  ============



                 TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                       FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                          ENDED JUNE 30,            ENDED JUNE 30,
                                     ------------------------  ------------------------
                                        2000         1999         2000         1999
                                     -----------  -----------  -----------  -----------
REVENUES
  Service revenues                   $  337,622   $   77,755   $1,001,414   $  215,874
  Other                                  40,656      318,065      129,595    1,081,256
                                     -----------  -----------  -----------  -----------
                                        378,278      395,820    1,131,009    1,297,130
                                     -----------  -----------  -----------  -----------
OPERATING EXPENSES
  Cost of goods sold                     24,100       25,554       75,577       79,305
  Salaries and wages                     82,955       88,241      230,026      342,328
  Other general and administrative
    Taxes and permits                    38,648       61,379      125,574      137,515
    Charge card fees                      1,178        1,497        3,621        5,909
    Rent                                      0        4,112            0      125,790
    Legal and accounting                  3,972        7,045       30,887       56,366
    Advertising                          37,083       11,558      104,074       45,628
    Other                               123,836      118,986      408,466      314,924
                                     -----------  -----------  -----------  -----------
                                        311,772      318,373      978,225    1,107,765
                                     -----------  -----------  -----------  -----------
INCOME FROM OPERATIONS                   66,506       77,448      152,784      189,365

  Interest Expense                      (33,477)     (37,242)    (103,083)    (117,940)
  Loss on Termination of Lease                0            0            0     (219,780)
  Other Income                          206,707            0      206,707            0
                                     -----------  -----------  -----------  -----------
INCOME/(LOSS) BEFORE                    239,736       40,206      256,408     (148,355)
EXTRAORDINARY ITEM

EXTRAORDINARY ITEM
  Gain on Fire Damage                         0            0            0      256,592
                                     -----------  -----------  -----------  -----------
NET INCOME/(LOSS)                    $  239,736   $   40,206   $  256,408   $  108,237
                                     ===========  ===========  ===========  ===========
BASIC NET LOSS PER COMMON SHARE:
  INCOME BEFORE EXTRAORDINARY        $     0.06   $     0.01   $     0.06   $    (0.03)
  ITEM
  EXTRAORDINARY ITEM                          0            0         0.00         0.06
                                     -----------  -----------  -----------  -----------
                                     $     0.06   $     0.01   $     0.06   $     0.03
                                     ===========  ===========  ===========  ===========

WEIGHTED AVERAGE SHARES               4,305,012    4,305,012    4,305,012    4,305,012
OUTSTANDING                          ===========  ===========  ===========  ===========

                   TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                       2000          1999
                                                    (UNAUDITED)   (UNAUDITED)
NET INCOME                                         $   256,408   $   108,237

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
    Depreciation and amortization                       50,865        41,251
    Gain on fire damage and disposal of assets               0      (247,865)
    Loss on termination of lease                             0       219,780
    Changes in assets and liabilities:
        Accounts receivable                             (3,985)     (141,588)
        Prepaid expenses                                  (962)        1,176
        Inventories                                       (672)          765
        Other assets                                    (1,475)       39,390
        Accounts payable and accrued expenses           92,815      (370,523)
                                                   ------------  ------------
    Cash provided (used) by operating activities       392,994      (349,377)
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                    (97,764)        1,125
    Proceeds from insurance on fire damage                   0       504,457
                                                   ------------  ------------

    Cash provided (used) by investing activities       (97,764)      505,582
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                        (257,288)     (370,523)
                                                   ------------  ------------
    Cash provided (used) by financing activities      (257,288)     (370,523)
                                                   ------------  ------------

NET INCREASE/(DECREASE) IN CASH                         37,942      (214,318)
                                                   ------------  ------------

CASH AT BEGINNING OF PERIOD                             13,775       243,346
                                                   ------------  ------------
CASH AT END OF PERIOD                              $    51,717   $    29,028
                                                   ============  ============

CASH PAID DURING PERIOD FOR:

    Interest                                       $   103,083   $   117,940
                                                   ============  ============

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 1999

     For the quarter ended June 30, 2000, the Company had consolidated total revenues of $378,278 compared to consolidated total revenues of $395,820 for the fiscal quarter ended June 30, 1999, or an decrease of $17,542. The decrease in revenues was due to the decrease of revenues in the Company's location in Austin, Texas.

     The cost of goods sold for the quarter ended June 30, 2000 was 6.37% of total revenues compared to 6.46% for the quarter ended June 30, 1999. The decrease was due primarily to the continuing efforts by management to achieve reduction in cost of goods sold through improved inventory management.

     Payroll and related costs for the quarter ended June 30, 2000 were $82,955 compared to $88,241 for the quarter ended June 30, 1999. The decrease was due to the decrease in payroll expenses in the Austin location.

     Other selling, general and administrative expenses for the quarter ended June 30, 2000 were $204,717 compared to $204,578 for the quarter ended June 30, 1999. The increase in these expenses was primarily due to the increase in advertising.

     Interest expense for the quarter ended June 30, 2000 was $33,477 compared to $37,242 for the quarter ended June 30, 1999. The decrease was attributable to the Company's policy to pay its debts down and not to incur any new debts.

     Other Income for quarter ended June 30, 2000 was vendors' concessions on Company's liability.

     Net income for the quarter ended June 30, 2000 was $239,736 compared to a net income of $40,206 for the quarter ended June 30, 1999. The increase was primarily due to the vendors' concessions on Company's liability.

     For the nine months ended June 30, 2000, the Company had consolidated total revenues of $1,131,009 compared to consolidated total revenues of $1,297,130 for the fiscal nine months ended June 30, 1999, or a decrease of $166,121. The decrease in revenues was due to the decrease of revenues in the Company's location in Austin, Texas and the closure of the Company's location in New Orleans.

     The cost of goods sold for the nine months ended June 30, 2000 was 6.69% of total revenues compared to 6.12% for the nine months ended June 30, 1999. The increase was due to the increase in the costs of providing complimentary food.

     Payroll and related costs for the nine months ended June 30, 2000 were $230,026 compared to $342,328 for the nine months ended June 30, 1999. The decline was due to the closure of the Company's facility in New Orleans.

     Other selling, general and administrative expenses for the nine months ended June 30, 2000 were $672,622 compared to $686,132 for the nine months ended June 30, 1999. The decrease in these expenses was due to the closures of some of the Company's facilities.

     Interest expense for the nine months ended June 30, 2000 was $103,083 compared to $117,940 for the nine months ended June 30, 1999. The decrease was attributable to the Company's policy to pay its debts down and not to incur new debts.

     Other Income for the nine months ended June 30, 2000 was vendors' concessions on Company's liability.

     Net income for the nine months ended June 30, 2000 was $256,408 compared to $108,237 for the nine months ended June 30, 1999. The increase was due principally to vendors' concessions on Company's liability.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2000, the Company had deficit working capital of $265,992 compared to a deficit working capital of $198,802 at September 30, 1999. The decrease in working capital was due to the additions to property & equipment and payments on note payable.

     Net cash provided by operating activities in the nine months ended June 30, 2000 was $392,994 compared to net cash used of $349,377 for the nine months ended June 30, 1999. The increase in cash provided by operating activities was due to the increase in net income due to debt concessions and the increase in accounts payable and accrued expenses in 2000.

     Depreciation and Amortization for the nine months ended June 30, 2000 were $50,865 compared to $41,251 for the nine months ended June 30, 1999.

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

     We have not had any Year 2000 deficiencies internally or externally. We do not expect to have any Year 2000 deficiencies internally and externally. If a Year 2000 deficiency occurs internally or externally, we will shift our internal and external resources to fix the deficiency. We do not expect any Year 2000 deficiency to require an expenditure of more than $10,000.


                           PART II - OTHER INFORMATION
                -------------------------------------------------

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

    (a)  Exhibits

     Financial  Data  Schedule  --  Exhibit  27.1

     Report of Independent Auditor on Review of Unaudited Financial Statements -- Exhibit 99.1

    (b)  Reports  on  Form  8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         Taurus  Entertainment  Companies,  Inc.

Date:  August  7,  2000                         By:  /s/  Eric  S.  Langan
                    -------------------
                         Eric  S.  Langan
                         President  and  Chief  Accounting  Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board  of  Directors  and  Stockholders
Taurus  Entertainment  Companies,  Inc.


     We have reviewed the accompanying balance sheets of Taurus Entertainment Companies, Inc. as of June 30, 2000, and the related statements of income for the three month and nine month periods then ended and the statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Taurus Entertainment Companies, Inc. as of September 30, 1999, and the related statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated December 1, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                        Jackson  &  Rhodes  P.C.



Dallas,  Texas
August  10,  2000