Form 10KSB
period 2000-09-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 2000-12-19
CIK 225926

SECURITIES AND EXCHANGE COMMISSION *
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934; FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 2000

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

Issuer's revenues for the year ended September 30, 2000, were $1,509,457. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 4, 2000, based upon the last reported price on the OTCBB, was $19,250. As of December 4, 2000, there were approximately 4,310,012 shares of Common Stock outstanding.

                               TABLE  OF  CONTENTS


PART  I
Item  1.   Business                                                            3

Item  2.   Properties                                                          5

Item  3.   Legal  Proceedings                                                  6

Item  4.   Submission of Matters to a Vote of Security Holders                 7

PART  II

Item  5.   Market  for  Registrant's  Common  Equity
          and  Related  Stockholder  Matters                                   7

Item  6.   Management's  Discussion  and  Analysis
          of  Financial Condition and Results of Operations                    8

Item  7.   Financial  Statements                                              10

Item  8.   Changes  in  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          10

PART  III

Item  9.   Directors,  Executive  Officers,  Promoters  and Control
          Persons;  Compliance  with  Section  16(a)
          of  The  Exchange  Act                                              10

Item  10.  Executive  Compensation                                            11

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners
          And  Management                                                     11

Item  12.  Certain  Relationships  and  Related  Transactions                 12

Item  13.  Exhibits  and  Reports  on  Form  8-K                              13

PART  I

ITEM  1.     BUSINESS

     Taurus Entertainment Companies, Inc. currently owns and operates an adult cabaret in Austin under the name XTC Cabaret. We also own a facility in north Houston which suffered damage in a fire in May, 1998. Our parent company, Rick's Cabaret International, Inc. (Nasdaq "Rick") re-opened the north Houston location as a "Rick's Cabaret" in December, 1998. Our other real estate holdings consist of 350 acres of ranch land in Brazoria County, Texas and approximately 50 acres of raw land in Wise County, Texas.

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

     In December, 1997, we purchased Citation Land, L.L.C., which owned a facility in south Houston, which we subsequently sold. We also purchased XTC Cabaret, Inc., which owned an adult entertainment business. We paid 2,500,000 shares of our common stock to the Citation stockholders. We paid 525,000 shares of our common stock to the XTC shareholders.

     In February, 1998, we purchased and subsequently sold back Lucky's of Bourbon Street, Inc. which was the lessee for a facility in New Orleans.

     In August, 1998, Rick's Cabaret International, Inc. (Nasdaq RICK) acquired approximately 93% of our common stock.


BUSINESS  STRATEGY

     We have followed a policy of maintaining high standards in the areas of both personal appearance and personality of the entertainers and waitresses. Though a performer's physical appearance is very important, of equal importance is her ability to present herself attractively and to converse intelligently with customers. We prefer that the performers we hire are experienced dancers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor.

     We recruit staff from both inside and outside the adult entertainment industry.

     We have a policy of ensuring that our business is carried on in conformity with local, state and federal laws. In particular, we have a no tolerance policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitors the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

     We also review all credit card charges made by our customers. Specifically, we have in place a formal policy which provides that all credit card charges must be approved, in writing, by management before any charges are accepted. Management is particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for non-alcoholic drinks and entertainment at XTC Cabarets.

     Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. We have implemented internal procedures and controls designed to ensure the integrity of our operational and accounting records. We separate management personnel from all cash handling to ensure that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to ensure a high level of integrity in our accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis: (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and
(iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. Further, we conduct, on a monthly basis, an independent overview of our financial condition and have engaged independent accountants to conduct an annual audit and to review and advise us relating to our internal controls.

COMPETITION

     The adult entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of our entertainment product. All of our nightclubs compete with a number of locally-owned adult cabarets. While there may be restrictions on the location of a so-called
"sexually oriented business" there are no barriers to entry into the adult cabaret entertainment market and only the name "XTC Cabaret" is proprietary. For example, there are approximately nine adult cabarets located in the Austin, Texas area which are in competition with us. Although we believe that we are well-positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

GOVERNMENTAL  REGULATIONS

     We are subject to various federal, state and local laws affecting our business activities.

     The location of a sexually oriented business is subject to restriction by city ordinance. For example, the operation of a sexually oriented business by our parent company, Rick's Cabaret International, Inc., in Houston, Texas, is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. We lease a facility to Rick's Cabaret International, Inc. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. If our lessee, Rick's Cabaret International, Inc., was not permitted to operate a sexually oriented business, we could be adversely affected.

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. This Ordinance could have a negative impact on us if we resume operating adult clubs in Houston, Texas. The new Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance.

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

     In May, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial by other parties, including our parent, Rick's Cabaret International, Inc. In February 1998 the U.S. District Court for the Southern District of Texas, Houston, Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance. The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld which may be detrimental to our business. The parties to the lawsuit are appealing these aspects of the Houston, Texas Ordinance.

     In 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on us. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what future impact the enforcement of the Ordinance may have on us.

     In Austin, we are required to be in compliance with Travis County restrictions on the location of sexually oriented businesses.

Employees  and  Independent  Contractors

     As of September 30, 2000, we had approximately 34 full-time employees, of which four are in management positions, including corporate and administrative operations, and approximately 30 are engaged in customer service, including bartenders and waitresses. None of our employees are represented by a union and we consider our employee relations to be good.

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

     Our north Houston location has 12,000 square feet of space. The balance as of September 30, 2000, that we owe on the mortgage is $281,682 and the interest rate is 10%. We pay $13,758 in monthly mortgage payments. The last mortgage payment is due in August, 2002.

     The  XTC  nightclub in Austin has 6,800 square feet of space, which sits on
1.2 acres of land. The balance as of September, 2000 that we owe on the mortgage is $184,376 and the interest rate is 14%. We pay 17,957 in monthly mortgage payments. The last mortgage payment is due in August 2001.


     Taurus and its subsidiaries own a 350 acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas.

     The balance as of September 30, 2000, that we owe on the Brazoria County ranch mortgage is $305,732 and the interest rate is 9.25%. We pay $2,573 in monthly mortgage payments. The last mortgage payment is due in 2006 with a balloon payment of $287,920.

     The balance as of September 30, 2000 that we owe on the Wise County raw land mortgage is $146,634 and the interest rate is 12%. We pay $1,537 in monthly mortgage payments. The last mortgage payment is due in March, 2026.

ITEM  3.     LEGAL  PROCEEDINGS

     In November, 1998, LMTD, Inc. initiated litigation against one of our subsidiaries, Citation Land, LLC ("Citation"), in a case styled LMTD, Inc. v. Texas Warehouse Company, Inc., et al. in Cause No. 98-12570, in the 200th Judicial District Court of Travis County, Texas. The plaintiff alleged a tortuous interference claim against Citation in the amount of $540,000 in connection with a Purchase Option Agreement the plaintiff claims to have with a company named Texas Warehouse Company, Inc. In October 2000, we were granted a partial summary judgment on some of the issues in this matter. In November 2000, the court signed a take-nothing judgment in our favor against the plaintiff on all other matters.


Sexually  Oriented  Business  Ordinance  of  Houston,  Texas


     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. This Ordinance could have a negative impact on us if we resume operating adult clubs in Houston, Texas, or if the operation of our tenant in Houston, Rick's Cabaret (our parent) is adversely affected. The new Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance.

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


     In May, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial by other parties, including our parent, Rick's Cabaret International, Inc. In February 1998 the U.S. District Court for the Southern District of Texas, Houston, Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance. The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals. Our parent. Rick's Cabaret International, Inc. and other parties have filed briefs in this appeal to the Fifth Circuit Court of Appeals. Our business would be adversely affected if the appeal is unsuccessful.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers and club managers that were upheld which may be detrimental to our business. The parties to the lawsuit are appealing these aspects of the Houston, Texas Ordinance.

     In 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers and club managers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on us. The current requirement that there be a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what future impact the enforcement of the Ordinance may have on Us.

     In Austin, we are required to be in compliance with Travis County restrictions on the location of sexually oriented businesses.



     In November 2000, a suit was filed against one of our subsidiaries. The subsidiary has not been served yet. The suit is styled David Peters, et al v. XTC Cabaret, Inc. et al, Number GN003282, 126th District Court, Travis County, Texas. The plaintiffs claim that they were assaulted by persons acting within the scope of our employment. We intend to file an answer.

 ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fourth quarter of fiscal 2000, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.

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

                 COMMON  STOCK    PRICE   RANGE
                 HIGH    BID      LOW     BID

Our fiscal year ends September 30, 2000

Fiscal  1999
 First  Quarter   $      .01        $     .01
 Second  Quarter  $      (*)        $     (*)
 Third  Quarter   $      (*)        $     (*)
 Fourth  Quarter  $      (*)        $     (*)

Fiscal  2000
 First  Quarter   $      (*)        $     (*)
 Second  Quarter  $      .50        $     .50
 Third  Quarter   $      (*)        $     (*)
 Fourth  Quarter  $      .02        $     .02

____________________
(*) During these quarters we believe there were no bids or trades for our common stock on the OTCBB. On December 4, 2000, there were approximately 1,389 stockholders of record of the common stock. The most recent bid price occurred in October, 2000, and was reported on the OTCBB at $.0625 per share.

Transfer  Agent  and  Registrar

     The transfer agent and registrar for the our common stock is Computershare Investor Services.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in this annual report.

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

GENERAL

     We currently own and operate one adult nightclub under the name "X.T.C. Cabaret " in Austin, Texas. We own commercial income real estate and undeveloped real estate. Our revenues are derived from cover charges, and the sale of non-alcoholic beverages.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000, AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

      For the year ended September 30, 2000, the Company had consolidated total revenues of $1,509,457 compared to consolidated total revenues of $1,667,778 for the year ended September 30, 1999, or a decrease of $158,321. The decrease in revenues was due to the decrease in revenues at the Company's location in Austin, Texas.

     The cost of goods sold for the year ended September 30, 2000 was approximately 6% of total revenues compared to approximately 4% for the year ended September 30, 1999. The increase was due primarily to increased cost of providing complimentary food and the addition of logo merchandise to our sales mix, which has a higher cost of goods sold.

     Payroll and related costs for the year ended September 30, 2000 were $304,182 compared to $354,643 for the year ended September 30, 1999. The decrease was due to the decrease in payroll expenses in the Austin location.

     Other  selling,  general  and  administrative  expenses  for the year ended
September 30, 2000 were $878,914 compared to $928,228 for the year ended September 30, 1999. The decrease in these expenses was primarily due to expense reductions.

     Interest expense for the year ended September 30, 2000 was $133,487 compared to $190,664 for the year ended September 30, 1999. The decrease was attributable to the Company's policy to pay its debts down and due to the sale of certain property and the payoff of related debt.

     Other Income for year ended September 30, 2000 was $262,486 due to vendors' concessions on our liabilities, and a $181,840 gain on the sale of assets.

     Net income for the year ended September 30, 2000 was $549,238 compared to net income of $246,919 for the year ended September 30, 1999. The increase was primarily due to the vendors' concessions on our liabilities and gains on the sale of assets.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2000, the Company had a working capital deficit of $376,461 compared to a working capital deficit $198,892 at September 30, 1999. The decrease in working capital was primarily due to the additions to property & equipment, payments on note payable, and an increase in the current portion of long term debt.

     Net cash provided by operating activities in the year ended September 30, 2000 was $255,353 compared to net cash provided by operations of $143,942 for the year ended September 30, 1999. The increase in cash provided by operating activities was primarily due to the increase in net income due to debt concessions by vendors.

     Depreciation and Amortization for the year ended September 30, 2000 were $65,000 compared to $46,538 for the year ended September 30, 1999.

     In the opinion of management, working capital is not a true indicator of the financial status. Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short-term business down turns. The Company considers the primary indicators of financial status to be the long term trend, the mix of sales revenues, overall cash flow and profitability from operations, and the level of long-term debt.

     We have not established lines of credit other than the existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms, if at all.

     Because of the large volume of cash we handle, stringent cash controls have been implemented. In the event the sexually oriented business industry is required in all states to convert the entertainers who perform from independent contractor to employee status, we have prepared alternative plans that we believe will protect our profitability. We believe that the industry standard of treating the entertainers as independent contractors provides sufficient safe harbor protection to preclude any payroll tax assessment for prior years.

     The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Although we believe that we are well-positioned to compete successfully in the future, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers

     Directors hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company. The Company's Board of Directors consists of one person, Eric Langan, who is also our Chairman, Chief Executive Officer, President and Chief Financial Officer

     Since 1997, Eric S. Langan, age 32, has been our Director, Chief Executive Officer, President and Chief Financial Officer. Mr. Langan has been involved in the adult entertainment business since 1989. From January 1997 through the present, he has held the position of President with XTC Cabaret, Inc., which we subsequently acquired. From November 1992 until January 1997, Mr. Langan was the President of Bathing Beauties, Inc. Since 1989, Mr. Langan has exercised managerial control over the grand openings and operations of more than twelve adult entertainment businesses. Mr. Langan has also been an officer of Citation Land Company which owned commercial income real estate in Houston, Texas, which we also subsequently acquired. Since 1998, Mr. Langan has been a director of our parent company, Rick's Cabaret International, Inc.

Certain  Securities  Filings

     The Company believes that all persons subject to Section 16(a) of the Exchange Act in connection with the Company have complied on a timely basis.

     We have no compensation, nominating or audit committees. Mr. Langan is our only director and officer.

ITEM  10.     EXECUTIVE  COMPENSATION

                                   SUMMARY COMPENSATION TABLE

                    Annual Compensation                 Long Term Compensation
                                                        Awards           Payouts
                                   Other                    Securities              All
Name and                           Annual       Restricted  Underlying             Other
Principal                          Compen-      Stock       Options/     LTIP     Compens-
Position   Year   Salary     Bonus  sation (1)  Awards      SARs sation  Payouts
---------  ----  ----------  -----  ----------  ----------  -----------  -------  ------
Eric       2000  $-0-    (2) -0-    -0-         -0-         -0-          -0-         -0-
Langan     1999  $ 52,000(2) -0-    -0-         -0-         -0-          -0-         -0-
           1998  $108,275    -0-    -0-         -0-         -0-          -0-         -0-
Director,
President
and CFO

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

(2) Our parent, Rick's Cabaret International, Inc. paid Mr. Langan $175,890 as compensation in fiscal 2000, none of which was allocated to us. In fiscal 1999, $ 52,000 was allocated to us.

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at December 4, 2000 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Rick's Cabaret International, Inc. has sole voting and investment power with respect to the shares shown as beneficially owned by it. As of December 4 2000, there were approximately 4,310,012 shares of our Common Stock outstanding.

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

     In December, 31, 1997, the Company entered into an Exchange Agreement with the members of Citation Land, L.L.C. (the "Citation Agreement") which provided for the acquisition by the Company of all of the outstanding membership interests in Citation Land, L.L.C. ("Citation"). Citation owned certain real estate in Houston, Texas which we subsequently sold in July, 2000. Citation also owns approximately 350 acres of ranch land in Brazoria County, Texas, 50 acres of raw land in Wise County, Texas, and, at the time of this transaction, owned an option to purchase real estate in Austin, Texas, at which the Company had contemplated operating adult entertainment businesses. Mr. Langan, a Director, of the Company received 1,153,137 shares of the Company as a result of this transaction.

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

     In December, 1997, the Company entered into a Stock Exchange Agreement with the stockholders of XTC Cabaret, Inc. (the "XTC Agreement") which provided for the acquisition by the Company of all of the outstanding stock of XTC Cabaret, Inc. ("XTC"). At the time, XTC operated two adult entertainment businesses, in Houston and Austin. At the time, Citation was the landlord of one of XTC's adult nightclubs and had an option to purchase the real estate in Austin. Pursuant to the terms of the XTC Agreement, the Company paid the XTC Stockholders an aggregate of 525,000 shares of common stock of the Company valued at $1.00 per share. The XTC Agreement was the result of negotiations between the Company and the XTC Stockholders and was based on numerous factors including the Company's estimate of the value of the assets of XTC. Eric Langan, a Director of the Company and Mitchell White, a former director of the Company, were the sole stockholders of XTC.


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

 27.1 ** Financial  Data  Schedule
__________________________
 *  Incorporated  by  reference
**  Filed  herewith

(b)     Reports  on  Form  8-K.

None.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2000.

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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE               TITLE                                   DATE

/s/ Eric Langan         Director, Chairman of the Board,        December 6, 2000
Eric  Langan            Chief Executive Officer, President
                        And  Chief  Financial  Officer

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent  Auditors'  Report. . . . . . . . . . . . . . . . . . . . . .    F-2

Consolidated Balance Sheets for the years ended
     September  30,  2000  and  1999. . . . . . . . . . . . . . . . . . .    F-3

Consolidated Statements of Operations for the years ended
     September  30,  2000  and  1999. . . . . . . . . . . . . . . . . . .    F-4

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended September  30, 2000 and 1999 . . . . . . . . . .    F-5

Consolidated Statements of Cash Flows for the years ended
     September 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . .    F-6

Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . .    F-7

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholders
Taurus  Entertainment  Companies,  Inc.


We  have  audited  the  accompanying  consolidated  balance  sheets  of  Taurus
Entertainment Companies, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taurus Entertainment Companies, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                          Jackson  &  Rhodes  P.C.


Dallas, Texas
November 30, 2000

                    TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 2000 AND 1999


                                           ASSETS


                                                                      2000          1999
                                                                  ------------  ------------
Current assets:
  Cash                                                            $    35,184   $    13,775
  Accounts receivable                                                  36,413         6,254
  Inventory                                                             2,276             -
  Prepaid expenses                                                      4,510         7,866
  Land held for sale                                                  200,000       200,000
                                                                  ------------  ------------
    Total current assets                                              278,382       227,895
                                                                  ------------  ------------

Property and equipment:
  Buildings, land and leasehold improvements                        1,678,915     1,782,119
  Furniture and equipment                                             230,186       251,684
                                                                  ------------  ------------
                                                                    1,909,101     2,033,803

  Less accumulated depreciation                                      (146,740)      (99,195)
                                                                  ------------  ------------

                                                                    1,762,362     1,934,608
                                                                  ------------  ------------

Other assets                                                          139,839            55
                                                                  ------------  ------------
                                                                  $ 2,180,583   $ 2,162,558
                                                                  ============  ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 3)                      $   335,955   $   195,821
  Payable to Parent                                                   197,324        67,484
  Accounts payable - trade                                             75,173       133,705
  Accrued expenses                                                     46,391        29,777
  Income taxes payable                                                      -             -
                                                                  ------------  ------------
    Total current liabilities                                         654,843       426,787

Long-term debt, less current portion (Note 3)                         610,619     1,369,888
                                                                  ------------  ------------

        Total liabilities                                           1,265,463     1,796,675
                                                                  ------------  ------------

Commitments and contingencies (Note 6)                                      -             -


Stockholders' equity:
  Preferred stock - $.10 par, authorized
    10,000,000 shares; none issued and outstanding                          -             -
  Common stock - $.01 par, authorized
    20,000,000 shares;  issued and outstanding 4,305,012 shares         4,305         4,305
  Additional paid-in capital                                        4,026,383     4,026,383
  Retained earnings (deficit)                                      (3,115,567)   (3,664,805)
                                                                  ------------  ------------
    Total stockholders' equity                                        915,121       365,883
                                                                  ------------  ------------
                                                                  $ 2,180,583   $ 2,162,558
                                                                  ============  ============

          See accompanying notes to consolidated financial statements.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                  2000         1999
                                               -----------  -----------
Revenues:
  Sales of alcoholic beverages                 $        -   $        -
  Sales of non-alcoholic beverages                157,518      176,405
  Service revenues                              1,338,669    1,380,643
  Other                                            13,271      110,730
                                               -----------  -----------

                                                1,509,457    1,667,778
                                               -----------  -----------

Operating expenses:
  Cost of goods sold                               97,557       81,386
  Salaries and wages                              304,182      354,643
  Other general and administrative:
    Taxes and permits                             166,028      182,232
    Charge card fees                                4,476        9,128
    Rent                                                -       99,156
    Legal and accounting                           40,251       69,860
    Advertising                                   124,734       59,549
    Other                                         543,424      508,303
                                               -----------  -----------

                                                1,280,653    1,364,257
                                               -----------  -----------

Income from operations                            228,804      303,521
  Interest expense                               (133,487)    (190,664)
  Gain on fire damages                                  -      290,769
  Loss on termination of lease                          -     (219,780)
  Vendors' concessions                            262,486
  Gain on sale of assets                          181,840
  Other                                             9,594       63,073
                                               -----------  -----------
Net income                                     $  549,238   $  246,919
                                               ===========  ===========

Basic net income (loss) per common share       $     0.13   $     0.06
                                               ===========  ===========

Weighted average shares outstanding             4,305,012    4,305,012
                                               ===========  ===========

          See accompanying notes to consolidated financial statements.

               TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                Common Stock
                             ------------------  Additional    Retained
                             Number of            Paid-in      Earnings
                              Shares    Amount    Capital     (Deficit)     Total
                             ---------  -------  ----------  ------------  --------
Balance, September 30, 1998  4,305,012  $ 4,305  $4,026,383  $(3,911,724)  $118,964

Net income                           -        -           -      246,919    246,919
                             ---------  -------  ----------  ------------  --------

Balance, September 30, 1999  4,305,012    4,305   4,026,383   (3,664,805)   365,883

Net income                           -        -           -      549,238    549,238
                             ---------  -------  ----------  ------------  --------

Balance, September 30, 2000  4,305,012  $ 4,305  $4,026,383  $(3,115,567)  $915,121
                             =========  =======  ==========  ============  ========

          See accompanying notes to consolidated financial statements.


                                       F-5

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                      2000        1999
                                                   ----------  ----------
Net income                                         $ 549,238   $ 246,919

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                       65,000      46,538
  Gain on fire damages                                     -    (290,769)
  Loss on termination of lease                             -     219,780
  Vendors' concessions                              (262,486)          -
  Gain on sale of assets                            (181,840)          -
  Changes in assets and liabilities:
    Accounts receivable                              (30,159)     (3,911)
    Inventory                                         (2,276)          -
    Prepaid expenses and other assets                 38,572     103,149
    Accounts payable and accrued liabilities          79,305    (139,319)
    Income taxes payable/receivable                        -     (38,445)
                                                   ----------  ----------
      Net cash provided by operating activities      255,353     143,942
                                                   ----------  ----------

Cash flows from investing activities:
  Additions to property and equipment               (135,912)   (280,894)
  Proceeds from sale of assets                       240,136           -
  Insurance proceeds from fire damaged assets              -     496,625
                                                   ----------  ----------
      Net cash provided by investing activities      104,224     215,731
                                                   ----------  ----------

Cash flows from financing activities:
  Increase in notes payable and long-term debt       228,150           -
  Payments on long-term debt                        (696,158)   (326,040)
  Increase in accounts receivable - related party          -       9,755
  Increase (decrease) in loan from Parent            129,840    (272,959)
                                                   ----------  ----------
      Net cash used by financing activities         (338,168)   (589,244)
                                                   ----------  ----------

Net increase (decrease) in cash                       21,409    (229,571)

Cash at beginning of year                             13,775     243,346
                                                   ----------  ----------

Cash at end of year                                $  35,184   $  13,775
                                                   ==========  ==========


Cash paid during the period for:
  Interest                                           133,487     190,664
                                                   ==========  ==========

  Income taxes                                             -      30,793
                                                   ==========  ==========

Noncash  transactions:
     During the year ended September 30, 1999, the Company transferred a note payable of $286,745 to its parent.

          See accompanying notes to consolidated financial statements.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting a working capital deficit of $376,461 and has an accumulated deficit of $3,115,567 at September 30, 2000.

     The Company has become profitable in the years ended September 30, 2000 and 1999 and management believes it has implemented plans that will ensure that the Company will continue to be profitable. Additionally, funds will be generated by sale of the land held for sale.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Inventories

     Inventories, consisting principally of food products, are stated at the lower of cost or market (first-in, first-out method).

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Net  Income  Per  Common  Share

     The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company has no potential dilutive securities outstanding, the accompanying presentation is only of basic income per share.

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

3.   LONG-TERM DEBT

     Long-term debt at year-end consists of the following at September 30:

                                                               2000      1999
                                                             --------  --------

 Note payable to partnership maturing March 2026,
 due in monthly installments of $576 including principal
 and interest at 12%; secured by real estate.                $ 54,860  $ 55,169

 Note payable to partnership maturing July 2007,
 due in monthly installments of $653 including principal
 and interest at 12%; secured by real estate.                  62,207    62,557

 Note payable to partnership maturing July 2007,
 due in monthly installments of $309 including principal
 and interest at 12%; secured by real estate.                  29,567    29,713

 Note payable to individual maturing March 2006,
 due in monthly installments of $2,573, plus interest at
 9.25%; secured by real estate.                               305,732   308,201

 Note payable to corporation maturing April 2002,
 due in monthly installments of $13,758 including
 principal and interest at 10%; secured by real estate.       281,682   411,478

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   LONG-TERM DEBT (CONTINUED)

                                                             2000        1999
                                                          ----------  -----------
 Note payable to a financing company maturing
 August 2003, due in monthly installments of $5,380,
 including interest at 10%, secured by real estate                -      547,464

 Note payable to corporation in connection with
 Atcomm acquisition maturing December 2001,
 due in monthly installments of $5,284 including
 principal and interest at 6%; unsecured                          -      151,127

 Note payable to an individual, payable $17,957 per
 month including interest at 12%, collateralized by real
 estate in Austin, Texas                                    184,376            -

 Note payable to a finance company, payable $597 per
 month including interest at 9.9%, collateralized by
 equipment                                                   28,150            -
                                                          ----------  -----------
                                                            946,574    1,565,709
 Less current maturities                                   (335,955)    (195,821)
                                                          ----------  -----------
                                                          $ 610,619   $1,369,888
                                                          ==========  ===========

Scheduled maturities of long-term debt are as follows for the years ending September 30:

     2001                      $335,889
     2002                       147,293
     2003                         9,934
     2004                        10,964
     2005                        12,105
     Thereafter                 430,389
                              ---------
                               $946,574
                              =========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   FIRE DAMAGE

     On December 16, 1998, a fire damaged the adult entertainment facility known as XTC Cabaret located in Houston, Texas. The Company incurred a material decline in revenues subsequent to the closure of XTC. The insurance settlement resulted in a gain of $290,769 in 1999.

5.   INCOME TAXES

     The Company will be included in a consolidated federal income tax return with its parent. No income taxes are payable since the consolidated group has a net operating tax loss carryforward for the periods ended September 30, 2000 and 1999. The consolidated group has elected to not allocate taxes in periods in which no tax is paid by the group.

     For tax purposes, the consolidated group has a net operating loss carryforward amounting to approximately $3,125,000 which will expire, if not utilized, beginning in 2012.

6.   COMMITMENTS AND CONTINGENCIES

     Leases

     The  Company,   as  lessee,   has  entered  into  and/or  assumed   various
     non-cancelable leases for office space and operating facilities. Following is a schedule of minimum lease payments for the years ending September 30:



          2001                   $ 13,536
          2002                     14,382
          2003                     15,228
          2004                      7,614


     Concentration of Credit Risk

     The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits may be in excess of federally insured limits. The Company has not incurred losses related to its cash on deposit with banks.

     Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     Litigation

     In November, 1998, LMTD, Inc. initiated litigation against one of the Company's subsidiaries, Citation Land, LLC ("Citation"), in a case styled LMTD, Inc. v. Texas Warehouse Company, Inc., et al. Cause No. 98-12570, in the 200th Judicial District Court of Travis County, Texas. The Plaintiff alleged a tortuous interference claim against Citation in the amount of $540,000 in connection with a Purchase Option Agreement the plaintiff claims to have with a company named Texas Warehouse Company, Inc. In October 2000, the Company was granted a partial summary judgment on some of the issues in this matter. In November 2000, the court signed a take-nothing judgment in the Company's favor against the plaintiff in all matters.


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


6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

7.   RELATED PARTY TRANSACTIONS

     The Company received $41,000 in rent income from Rick's during the year ended September 30, 1999 (included in other revenues). The Company also was allocated $300,000 and $132,000 in management fees expenses during the years ended September 30, 2000 and 1999, respectively (included in other general and administrative expenses).

8.   OTHER INCOME

     Vendors' concessions represents approximately $263,000 representing the writeoff of old outstanding accounts payable which the Company believes is no longer owed to certain third parties.