Form 10QSB
period 2000-12-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 2001-02-12
CIK 225926

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

         [ X ]   Quarterly report under to Section 13 Or 15(D) of the Securities
         Exchange Act of 1934; For the quarterly period ended: December 31, 2000

         [   ]   Transition  report under Section 13 Or 15(D) of the Securities
         Exchange Act  Of  1934

                       Commission File Number:  000-08835

                      Taurus Entertainment Companies, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                Colorado                               84-0736215
         (State or Other Jurisdiction                (IRS Employer
       of Incorporation or Organization)           Identification No.)

                            505 North Belt, Suite 630
                              Houston, Texas 77060
                    (Address of Principal Executive Offices)

                                 (281) 820-1181
                (Issuer's Telephone Number, Including Area Code)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At January 25, 2000, approximately 4,310,012 shares of common stock, $.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  One);  Yes [ ] No [X]

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                                TABLE OF CONTENTS
                                -----------------


PART  I               FINANCIAL  INFORMATION

Item  1.         Financial  Statements

                 Consolidated  Balance  Sheets  as  of
                 December 31, 2000 (unaudited) and September 30, 2000 (audited)

                 Consolidated Statements of Operations for the three months ended December 31, 2000 and 1999 (unaudited)

                 Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and 1999 (unaudited)

                 Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II              OTHER  INFORMATION


Item  2.         Changes  in  Securities

Item  6.         Exhibits  and  Reports  on  Form  8-K


Signatures

PART  I               FINANCIAL  INFORMATION

Item  1.          Financial  Statements


         TAURUS  ENTERTAINMENT  COMPANIES,  INC.  AND  SUBSIDIARIES
                       CONSOLIDATED  BALANCE  SHEETS

                                   ASSETS
                                   ------

                                                   12/31/00        9/30/00
                                                  (UNAUDITED)     (AUDITED)

CURRENT ASSETS
  Cash                                          $       33,866   $     35,184
  Accounts receivable                                   42,929         36,413
  Prepaid expenses                                         457          4.510
  Inventories                                              561          2,276
  Land held for sale                                   200,000        200,000
                                                ---------------  -------------

    Total current assets                               277,813        278,383
                                                ---------------  -------------

PROPERTY AND EQUIPMENT
  Buildings, lands and leasehold improvements        1,678,915      1,678,915
  Furniture & equipment                                230,186        230,186
                                                ---------------  -------------

                                                     1,909,101      1,909,101

  Accumulated depreciation                            (162,348)      (146,740)
                                                ---------------  -------------

                                                     1,746,753      1,762,361
                                                ---------------  -------------

OTHER ASSETS
  Other                                                130,519        139,839
                                                ---------------  -------------

                                                $    2,155,085   $  2,180,583
                                                ===============  =============

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
         --------------------------------------------------------------


                                               12/31/00        9/30/00
                                              (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Current portion of long term debt        $       273,843   $       335,955
  Payable to Parent                                223,629           197,324
  Accounts payable - trade                          79,119            75,173
  Accrued expenses                                  42,907            46,391
                                           ----------------  ----------------

    Total current liabilities                      619,498           654,843

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion              570,308           610,619
                                           ----------------  ----------------

  Total Liabilities                              1,189,806         1,265,462
                                           ----------------  ----------------

COMMITMENTS AND CONTINGENCIES                          ---               ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000 shares; none outstanding                 ---               ---
  Common stock - $.001 par, authorized
    15,000,000 shares
    issued 4,310,012 and 4,305,012                   4,310             4,305
  Additional paid in capital                     4,026,428         4,026,383
  Retained earnings (deficit)                   (3,065,459)       (3,115,567)
                                           ----------------  ----------------

      Total stockholders equity                    965,279           915,121
                                           ----------------  ----------------

                                           $     2,155,085   $     2,180,583
                                           ================  ================

             TAURUS  ENTERTAINMENT  COMPANIES,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                          2000         1999
                                       (UNAUDITED)  (UNAUDITED)
REVENUES
  Service revenues                    $   333,181   $   327,511
  Other                                    46,047        47,740
                                      ------------  ------------

                                          379,228       375,251
                                      ------------  ------------

OPERATING EXPENSES
  Cost of goods sold                       22,603        26,079
  Salaries and wages                       72,005        64,262
  Other general and administrative
      Taxes and permits                    33,251        46,037
      Charge card fees                        924         1,223
      Legal and accounting                 29,783         5,449
      Advertising                          15,284        31,839
     Other                                130,467       136,102
                                      ------------  ------------

                                          304,317       310,991
                                      ------------  ------------

INCOME FROM OPERATIONS                     74,911        64,260

  Interest Expense                        (24,803)      (35,238)

NET INCOME                            $    50,108   $    29,022
                                      ============  ============


  BASIC NET INCOME PER COMMON SHARE   $      0.02   $      0.01
                                      ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING     4,310,012     4,305,012
                                      ============  ============

        TAURUS  ENTERTAINMENT  COMPANIES,  INC.  AND  SUBSIDIARIES
                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
           THREE  MONTHS  ENDED  DECEMBER  31,  2000  AND  1999


                                                    2000         1999
                                                 (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                      $      50,108   $      29,022

ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation                                       15,608          16,726
    Changes in assets and liabilities:
        Accounts receivable                            (6,516)         (2,990)
        Prepaid expenses                                4,053          (1,203)
        Inventories                                     1,715            (748)
        Other Assets                                    9,320          (1,420)
        Accounts payable and accrued expenses          26,817         100,010
                                                --------------  --------------
    Net cash provided by operating activities         101,105         139,397
                                                --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                       ---         (79,193)
                                                --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on long term debt                       (102,423)        (41,979)
                                                --------------  --------------
     Net cash used by financing activities           (102,423)        (41,979)
                                                --------------  --------------

NET INCREASE/(DECREASE) IN CASH                        (1,318)         18,225

CASH AT BEGINNING OF PERIOD                            35,184          13,775
                                                --------------  --------------

CASH AT END OF PERIOD                           $      33,866   $      32,000
                                                ==============  ==============
CASH PAID DURING PERIOD FOR:
    Interest                                    $      24,803   $      35,238
                                                ==============  ==============

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's audited and unaudited consolidated financial statements and related notes thereto included in this annual report.

FORWARD  LOOKING  STATEMENT  AND  INFORMATION

The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QKSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of our operations and management with our parent, Rick's Cabaret International, Inc., the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

We currently own and operate one adult nightclub under the name "X.T.C. Cabaret " in Austin, Texas. We own commercial income real estate and undeveloped real estate. Our revenues are derived from cover charges, and the sale of non-alcoholic beverages.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

For the three months ended December 31, 2000, the Company had consolidated total revenues of $379,228 compared to consolidated total revenues of $375,251 for the three months ended December 31, 1999, or a increase of $3,977. The increase in revenues was due to the increase in revenues at the Company's location in Austin, Texas.

The cost of goods sold for the three months ended December 31, 2000 was approximately 5.96 % of total revenues compared to approximately 6.95 % for the three months ended December 31, 1999. The decrease was due primarily to decreased cost of providing complimentary food.

Payroll and related costs for the three months ended December 31, 2000 were $72,005 compared to $64,262 for the three months ended December 31, 1999. The increase was due to the increase in payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the three months ended December 31, 2000 were $209,709 compared to $220,650 for the three months ended December 31, 1999. The decrease in these expenses was primarily due to expense reductions.

Interest expense for the three months ended December 31, 2000 was $24,803 compared to $35,238 for the three months ended December 31, 1999. The decrease was attributable to the Company's policy to pay its debts down and not to incur new debts.

Net income for the three months ended December 31, 2000 was $50,108 compared to net income of $29,022 for the three months ended December 31, 1999. The increase was primarily due to drastic reduction in overall costs resulting in positive income from operations. Management currently believes that the Company is in the position to be profitable for fiscal year 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2000, the Company had a working capital deficit of $341,685 compared to a working capital deficit of $376,460 at September 30, 2000. The increase in working capital was primarily due to net income from operations.

Net cash provided by operating activities in the three months ended December 31, 2000 was $101,055 compared to net cash provided by operating activities of $139,397 for the three months ended December 31, 1999. The decrease in cash provided by operating activities was primarily due to a large increase in accounts payable and accrued expenses in 1999.

Depreciation and Amortization for the year ended December 31, 2000 were $15,608 compared to $16,726 for the year ended December 31, 1999.

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

PART  II          OTHER  INFORMATION


Item  2.          Changes  in  Securities

     In October 2000, we issued 5,000 shares of common stock to one investor for settlement of previous claim. We relied upon the exemption provided by Section 4(2) of the Securities Act for this issuance.

Item  6.          Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

Exhibit 99.1 -- Report of Independent Auditor on Review of Unaudited Financial Statements.

(b)  Reports  on  Form  8-K

None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              Taurus  Entertainment  Companies,  Inc.




                              _______________________________________
                              By:  /s/  Eric  S.  Langan

Date:  February  9,  2000
Eric  S.  Langan
President  and  Chief  Accounting  Officer