Form 10QSB
period 2001-03-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 2001-05-15
CIK 225926

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report under to Section 13 Or 15(D) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At May 7, 2001, approximately 4,310,012 shares of common stock, $.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  One);  Yes [ ] No [X]

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                                TABLE OF CONTENTS
                                -----------------


PART  I          FINANCIAL  INFORMATION

Item  1.    Financial  Statements

            Consolidated Balance Sheets as of March 31, 2001 (unaudited) and September 30, 2000 (audited)

            Consolidated Statements of Operations for the three and six months ended March 31, 2001 and 2000 (unaudited)

            Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000 (unaudited)

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


Signatures

PART  I     FINANCIAL  INFORMATION

Item  1.    Financial  Statements

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                3/31/2001    9/30/2000
                                               (UNAUDITED)   (AUDITED)
                                               -----------  -----------
CURRENT ASSETS

  Cash                                         $   54,118   $   35,184
  Accounts receivable                              42,713       36,413
  Prepaid expenses                                 25,225        4,510
  Inventories                                         566        2,276
  Land held for sale                              200,000      200,000
                                               -----------  -----------

    Total current assets                          322,622      278,383
                                               -----------  -----------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements    1,682,696    1,678,915
  Furniture & equipment                           230,186      230,186
                                               -----------  -----------

                                                1,912,882    1,909,101

  Accumulated depreciation                       (177,980)    (146,740)
                                               -----------  -----------

                                                1,734,902    1,762,361
                                               -----------  -----------

OTHER ASSETS
  Other                                           122,496      139,839
                                               -----------  -----------

                                               $2,180,020   $2,180,583
                                               ===========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                            3/31/2001     9/30/2000
                                           (UNAUDITED)    (AUDITED)
                                           ------------  ------------
CURRENT  LIABILITIES

  Current portion of long term debt        $   246,043   $   335,955
  Payable to Parent                            265,798       197,324
  Accounts payable - trade                      79,109        75,173
  Accrued expenses                              28,680        46,391
                                           ------------  ------------

    Total current liabilities                  619,630       654,843

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion          511,023       610,619
                                           ------------  ------------

  Total Liabilities                          1,130,653     1,265,462
                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES                      ---           ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding              ---           ---
  Common stock - $.001 par, authorized
    15,000,000 shares
    issued 4,310,012 and 4,305,012               4,310         4,305
  Additional paid in capital                 4,026,428     4,026,383
  Retained earnings (deficit)               (2,981,371)   (3,115,567)
                                           ------------  ------------

      Total stockholders' equity             1,049,367       915,121
                                           ------------  ------------

                                           $ 2,180,020   $ 2,180,583
                                           ============  ============

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                               ENDED  MARCH  31,          ENDED  MARCH 31,
                                               2001         2000         2001         2000
                                            -----------  -----------  -----------  -----------
REVENUES
  Service revenues                          $  346,504   $  336,281   $  679,685   $  663,792
  Other                                         53,943       41,199       99,990       88,939
                                            -----------  -----------  -----------  -----------
                                               400,447      377,480      779,675      752,731
                                            -----------  -----------  -----------  -----------
OPERATING EXPENSES
  Cost of goods sold                            20,755       25,398       43,358       51,477
  Salaries and wages                            67,055       82,809      139,060      147,071
  Other general and administrative
      Taxes and permits                         35,341       40,889       68,592       86,926
      Charge card fees                           1,799        1,220        2,723        2,443
      Legal and accounting                      20,246       21,466       50,029       26,915
      Advertising                               16,395       35,152       31,679       66,991
      Other                                    132,583      148,528      263,050      284,630
                                            -----------  -----------  -----------  -----------
                                               294,174      355,462      598,491      666,453
                                            -----------  -----------  -----------  -----------
INCOME FROM OPERATIONS                         106,273       22,018      181,184       86,278

  Interest Expense                             (22,185)     (34,368)     (46,988)     (69,606)
                                            -----------  -----------  -----------  -----------

NET INCOME/(LOSS)                           $   84,088   $  (12,350)  $  134,196   $   16,672
                                            ===========  ===========  ===========  ===========

BASIC NET INCOME/(LOSS) PER COMMON SHARE:

                                            $     0.02   $    (0.00)  $     0.03   $     0.00
                                            ===========  ===========  ===========  ===========

WEIGHTED AVERAGE SHARES                      4,310,012    4,305,012    4,310,012    4,305,012
OUTSTANDING                                 ===========  ===========  ===========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                    2001        2000
                                                (UNAUDITED)  (UNAUDITED)
NET INCOME                                      $   134,196   $ 16,672

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation and amortization                    31,240     33,649
    Changes in assets and liabilities:
        Accounts receivable                          (6,300)    (9,816)
        Prepaid expenses                            (20,715)   (19,193)
        Inventories                                   1,710     (1,041)
        Other assets                                 17,343     (1,475)
        Accounts payable and accrued expenses        54,699    179,893
                                                ------------  ---------
    Cash provided by operating activities           212,173    198,689
                                                ------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                  (3,781)   (90,890)
                                                ------------  ---------
    Cash used by investing activities                (3,781)   (90,890)
                                                ------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                     (189,458)   (69,899)
                                                ------------  ---------
    Cash used by financing activities              (189,458)   (69,899)
                                                ------------  ---------

NET INCREASE IN CASH                                 18,934     37,900

CASH AT BEGINNING OF PERIOD                          35,184     13,775
                                                ------------  ---------
CASH AT END OF PERIOD                           $    54,118   $ 51,675
                                                ============  =========

CASH PAID DURING PERIOD FOR:

    Interest                                    $    46,988   $ 69,606
                                                ============  =========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.


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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2000

For the quarter ended March 31, 2001, the Company had consolidated total revenues of $400,447 compared to consolidated total revenues of $377,480 for the fiscal quarter ended March 31, 2000, or an increase of $22,967. The increase in revenues was due to the increase in cover charge, floor fees, and merchandise revenues at the Company's location in Austin, Texas.

The cost of goods sold for the quarter ended March 31, 2001 was 5.18% of total revenues compared to 6.73% for the quarter ended March 31, 2000. The decrease was due primarily to the decrease in the costs of complimentary food. Management has developed and implemented a strategy to reduce the food cost without reduction in food quality.


Payroll and related costs for the quarter ended March 31, 2001 were $67,055 compared to $82,809 for the quarter ended March 31, 2000. The decrease was due to the overall decrease in payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the quarter ended March 31, 2001 were $206,364 compared to $247,255 for the quarter ended March 31, 2000. The decrease in these expenses was primarily due to the decrease in advertising, administrative and general, and repair and maintenance expenses

Interest expense for the quarter ended March 31, 2001 was $22,185 compared to $34,368 for the quarter ended March 31, 2000. The decrease was attributable to the Company's policy to pay its debts down and not to incur any new debts.

Net income for the quarter ended March 31, 2001 was $84,088 compared to a net loss of ($12,350) for the quarter ended March 31, 2000. The increase was primarily due to the increase in revenues and to the reduction of expenses at Company's location in Austin, Texas. Management currently believes that the Company is in the position to be profitable for fiscal year 2001.

For the six months ended March 31, 2001, the Company had consolidated total revenues of $779,675 compared to consolidated total revenues of $752,731 for the fiscal six months ended March 31, 2000, or an increase of $26,944. The increase in revenues was due to the increase in cover charge, floor fees, and merchandise revenues at the Company's location in Austin, Texas.

The cost of goods sold for the six months ended March 31, 2001 was 5.56% of total revenues compared to 6.84% for the six months ended March 31, 2000. The decrease was due to the decrease in the costs of providing complimentary food. Management has developed and implemented a strategy to reduce the food cost without reduction in food quality.

Payroll and related costs for the six months ended March 31, 2001 were $139,060 compared to $147,071 for the six months ended March 31, 2000. The decrease was due to the overall decrease in payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the six months ended March 31, 2001 were $416,073 compared to $467,905 for the six months ended March 31, 2000. The decrease in these expenses was primarily due to the decrease in advertising, administrative and general, and repair and maintenance expenses.

Interest expense for the six months ended March 31, 2001 was $46,988 compared to $69,606 for the six months ended March 31, 2000. The decrease was attributable to the Company's policy to pay its debts down and not to incur new debts.

Net income for the six months ended March 31, 2001 was $134,196 compared to $16,672 for the six months ended March 31, 2000. The increase was due to the increase in revenues and to reduction in expenses at Company's location in Austin, Texas. Management currently believes that the Company is in the position to be profitable for fiscal year 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2001, the Company had working capital deficit of $297,008 compared to a working capital deficit of $376,460 at September 30, 2000. The increase in working capital was due to the increase in net income and the payment of long term debts.

Net cash provided by operating activities in the six months ended March 31, 2001 was $212,173 compared to net cash used of $198,689 for the six months ended March 31, 2000. The increase in cash provided by operating activities was due principally to the increase in revenues from operation.

Depreciation and Amortization for the six months ended March 31, 2001 were $31,240 compared to $33,649 for the six months ended March 31, 2000.

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



                                    Taurus  Entertainment  Companies,  Inc.




Date:  May  10,  2001                     By:  /s/  Eric  Langan
                                          ----------------------
                                          Eric  Langan
                                          President and Chief Accounting Officer