Form 10QSB
period 2001-06-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 2001-08-13
CIK 225926

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]     Quarterly report under to Section 13 Or 15(D) of the Securities Exchange
Act of 1934;  For  the  quarterly  period  ended:  June  30,  2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At August 7, 2001, approximately 4,310,012 shares of common stock, $.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  One);  Yes [ ] No [X]

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                                TABLE OF CONTENTS
                                -----------------


PART  I                   FINANCIAL  INFORMATION

Item  1.         Financial  Statements

                 Consolidated Balance Sheets as of June 30, 2001 (unaudited) and September 30, 2000 (audited)

                 Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and 2000 (unaudited)

                 Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000 (unaudited)

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


Signatures

PART  I     FINANCIAL  INFORMATION

Item  1.    Financial  Statements


              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                6/30/2001    9/30/2000
                                               (UNAUDITED)   (AUDITED)
                                               -----------  -----------
CURRENT ASSETS

  Cash                                         $   51,336   $   35,184
  Accounts receivable                              37,757       36,413
  Prepaid expenses                                 25,097        4,510
  Inventories                                         566        2,276
  Land held for sale                              200,000      200,000
                                               -----------  -----------

    Total current assets                          314,756      278,383
                                               -----------  -----------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements    1,682,696    1,678,915
  Furniture & equipment                           262,968      230,186
                                               -----------  -----------

                                                1,945,684    1,909,101

  Accumulated depreciation                       (194,739)    (146,740)
                                               -----------  -----------

                                                1,750,925    1,762,361
                                               -----------  -----------
OTHER ASSETS
  Other                                           114,292      139,839
                                               -----------  -----------

                                               $2,179,973   $2,180,583
                                               ===========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                            6/30/2001     9/30/2000
                                           (UNAUDITED)     (AUDITED)
                                           ------------  ------------
CURRENT  LIABILITIES

  Current portion of long term debt        $   180,667   $   335,955
  Payable to Parent                            349,511       197,324
  Accounts payable - trade                      68,994        75,173
  Accrued expenses                              22,884        46,391
                                           ------------  ------------

    Total current liabilities                  622,056       654,843

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion          469,273       610,619
                                           ------------  ------------

  Total Liabilities                          1,091,329     1,265,462
                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES                      ---           ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding              ---           ---
  Common stock - $.001 par, authorized
    15,000,000 shares
    issued 4,310,012 and 4,305,012               4,310         4,305
  Additional paid in capital                 4,026,428     4,026,383
  Retained earnings (deficit)               (2,942,094)   (3,115,567)
                                           ------------  ------------

      Total stockholders' equity             1,088,644       915,121
                                           ------------  ------------

                                           $ 2,179,973   $ 2,180,583
                                           ============  ============


              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                     FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                         ENDED JUNE 30,            ENDED JUNE 30,
                                       2001         2000         2001         2000
                                    -----------  -----------  -----------  -----------
REVENUES
  Service revenues                  $  326,653   $  337,622   $1,006,338   $1,001,414
  Other                                 57,040       40,656      157,030      129,595
                                    -----------  -----------  -----------  -----------

                                       383,693      378,278    1,163,368    1,131,009
                                    -----------  -----------  -----------  -----------

OPERATING EXPENSES
  Cost of goods sold                    24,582       24,100       67,940       75,577
  Salaries and wages                    88,746       82,955      227,806      230,026
  Other general and administrative
      Taxes and permits                 41,883       38,648      110,475      125,574
      Charge card fees                     734        1,178        3,457        3,621
      Legal and accounting              19,799        3,972       69,828       30,887
      Advertising                       15,166       37,083       46,845      104,074
      Other                            134,024      123,836      397,074      408,466
                                    -----------  -----------  -----------  -----------

                                       324,934      311,772      923,425      978,225
                                    -----------  -----------  -----------  -----------

INCOME FROM OPERATIONS                  58,759       66,506      239,943      152,784

  Interest Expense                     (19,483)     (33,477)     (66,471)    (103,083)
  Other Income                               0      206,707                   206,707
                                    -----------  -----------  -----------  -----------


NET INCOME                          $   39,276   $  239,736   $  173,472   $  256,408
                                    ===========  ===========  ===========  ===========

BASIC NET INCOME PER COMMON SHARE:

                                    $     0.01   $     0.06   $     0.04   $     0.06
                                    ===========  ===========  ===========  ===========

WEIGHTED AVERAGE SHARES              4,310,012    4,305,012    4,310,012    4,305,012
OUTSTANDING                         ===========  ===========  ===========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                    2001         2000
                                                 (UNAUDITED)   (UNAUDITED)
NET INCOME                                      $   173,472   $ 256,408

ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation and amortization                    47,999      50,865
    Changes in assets and liabilities:
        Accounts receivable                          (1,344)     (3,985)
        Prepaid expenses                            (20,587)       (962)
        Inventories                                   1,710        (672)
        Other assets                                 25,547      (1,475)
        Accounts payable and accrued expenses       122,502      92,815
                                                ------------  ----------

    Cash provided by operating activities           349,299     392,994
                                                ------------  ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment             (36,563)    (97,764)
                                                ------------  ----------
    Cash used by investing activities               (36,563)    (97,764)
                                                ------------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                     (296,584)   (257,288)
                                                ------------  ----------
    Cash used by financing activities              (296,584)   (257,288)
                                                ------------  ----------


NET INCREASE IN CASH                                 16,152      37,942

CASH AT BEGINNING OF PERIOD                          35,184      13,775
                                                ------------  ----------
CASH AT END OF PERIOD                           $    51,336   $  51,717
                                                ============  ==========

CASH PAID DURING PERIOD FOR:

    Interest                                    $    66,471   $ 103,083
                                                ============  ==========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2000

For the quarter ended June 30, 2001, the Company had consolidated total revenues of $383,693 compared to consolidated total revenues of $378,278 for the fiscal quarter ended June 30, 2000, or an increase of $5,415. The increase in revenues was due to the increase in non-alcoholic beverage sales, floor fees, and merchandise revenues at the Company's location in Austin, Texas.

The cost of goods sold for the quarter ended June 30, 2001 was 6.41% of total revenues compared to 6.37% for the quarter ended June 30, 2000. The increase was due primarily to the addition of logo merchandise to our sales mix. Management has developed and implemented a strategy to reduce the food cost without reduction in food quality.

Payroll and related costs for the quarter ended June 30, 2001 were $88,746 compared to $82,955 for the quarter ended June 30, 2000. The increase was due to the overall increase in payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the quarter ended June 30, 2001 were $211,606 compared to $204,717 for the quarter ended June 30, 2000. The increase in these expenses was primarily due to the increase in accounting fees, investor relations expenses, and repair and maintenance expenses.

Interest expense for the quarter ended June 30, 2001 was $19,483 compared to $33,477 for the quarter ended June 30, 2000. The decrease was attributable to the Company's policy to pay its debts down and not to incur any new debts.

Net income for the quarter ended June 30, 2001 was $39,276 compared to a net income of $239,736 for the quarter ended June 30, 2000. The decrease was primarily due to the reduction of other income at Company's location in Austin, Texas. Management currently believes that the Company is in the position to be profitable for fiscal year 2001.

For the nine months ended June 30, 2001, the Company had consolidated total revenues of $1,163,368 compared to consolidated total revenues of $1,131,009 for the fiscal nine months ended June 30, 2000, or an increase of $32,359. The increase in revenues was due to the increase in cover charge, floor fees, and merchandise revenues at the Company's location in Austin, Texas.

The cost of goods sold for the nine months ended June 30, 2001 was 5.84% of total revenues compared to 6.69% for the nine months ended June 30, 2000. The decrease was due to the decrease in the costs of providing complimentary food. Management has developed and implemented a strategy to reduce the food cost without reduction in food quality.

Payroll and related costs for the nine months ended June 30, 2001 were $227,806 compared to $230,026 for the nine months ended June 30, 2000. The decrease was due to the overall decrease in payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the nine months ended June 30, 2001 were $627,679 compared to $672,622 for the nine months ended June 30, 2000. The decrease in these expenses was primarily due to the decrease in advertising, administrative and general, and repair and maintenance expenses.

Interest expense for the nine months ended June 30, 2001 was $66,471 compared to $103,083 for the nine months ended June 30, 2000. The decrease was attributable to the Company's policy to pay its debts down and not to incur new debts.

Net income for the nine months ended June 30, 2001 was $173,472 compared to $256,408 for the nine months ended June 30, 2000. The decrease was due to the decrease in other income at Company's location in Austin, Texas. Management currently believes that the Company is in the position to be profitable for fiscal year 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2001, the Company had working capital deficit of $307,300 compared to a working capital deficit of $376,460 at September 30, 2000. The decrease in working capital was due to the increase in net income and the payment of long term debts.

Net cash provided by operating activities in the nine months ended June 30, 2001 was $349,299 compared to net cash provided of $392,994 for the nine months ended June 30, 2000. The decrease in cash provided by operating activities was due principally to the decrease in net income.

Depreciation and Amortization for the nine months ended June 30, 2001 were $47,999 compared to $50,865 for the nine months ended June 30, 2000.

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



                                 Taurus Entertainment Companies, Inc.




Date:  August  8,  2001               By:  /s/  Eric Langan
                                      ------------------------
                                      Eric  Langan
                                      President and Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board  of  Directors  and  Stockholders
Taurus  Entertainment  Companies,  Inc.


     We have reviewed the accompanying balance sheets of Taurus Entertainment Companies, Inc. as of June 30, 2001, and the related statements of income for the three month and nine month periods ended June 30, 2001 and 2000, and the statement of cash flows for the nine months period ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Taurus Entertainment Companies, Inc. as of September 30, 2000, and the related statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated November 30, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                        Jackson  &  Rhodes  P.C.



Dallas,  Texas
August  8,  2001