Form 10KSB
period 2001-09-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 2001-12-21
CIK 225926

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934; FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 2001

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

                         505 NORTH BELT DRIVE, SUITE 630
                              HOUSTON, TEXAS 77060
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended September 30, 2001, were $1,538,823. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 3, 2001, based upon the last reported price on the OTCBB, was $77,002. As of December 3, 2000, there were approximately 4,310,012 shares of common stock outstanding.

                                TABLE OF CONTENTS


PART I

Item  1.  Business                                                             3

Item  2.  Properties                                                           5

Item  3.  Legal Proceedings                                                    5

Item  4.  Submission of Matters to a Vote of Security Holders                  6


PART II

Item  5.  Market for Registrant's Common Equity                                6
          and Related Stockholders' Matters

Item  6.  Management's Discussion and Analysis                                 7
          of Financial Condition and Results of Operations

Item  7.  Financial Statements                                                 8

Item  8.  Changes in and Disagreements With Accountants on Accounting          9
          and  Financial  Disclosure


PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;        9
          Compliance with Section 16(a) of The Exchange Act

Item 10.  Executive Compensation                                               9

Item 11.  Security Ownership of Certain Beneficial Owners And Management      10

Item 12.  Certain Relationships and Related Transactions                      10

Item 13.  Exhibits and Reports on Form 8-K                                    11

PART I

ITEM 1.  BUSINESS

Taurus Entertainment Companies, Inc. currently owns and operates one adult cabaret in Austin, Texas under the name XTC Cabaret. We also own a facility in north Houston that we lease to our parent company, Rick's Cabaret International, Inc. (Nasdaq "Rick"), that Rick's operates as a Rick's Cabaret. Our other real estate holdings consist of 350 acres of ranch land in Brazoria County, Texas and approximately 50 acres of raw land in Wise County, Texas.

We were incorporated as a Colorado corporation in 1977. During 1997 and 1998, we entered the adult entertain-ment business. In December 1997, we purchased assets from The Enigma Group, Inc. and we issued 350,000 shares of our common stock to Enigma. These assets consisted of real estate known as 410 N. Sam Houston Parkway E., Houston, Texas, 77060, which was leased to Atcomm Services, Inc. Also in December 1997, we purchased assets from Atcomm for $225,000 promissory note. These assets consisted of the lease and a permit to operate a sexually oriented business.

In December 1997, we purchased Citation Land, L.L.C., which owned a facility in south Houston, which we subsequently sold. We also purchased XTC Cabaret, Inc., which owned an adult entertainment business. We paid 2,500,000 shares of our common stock to the Citation stockholders. We paid 525,000 shares of our common stock to the XTC shareholders.

In February 1998, we purchased and subsequently sold back Lucky's of Bourbon Street, Inc., which was the lessee for a facility in New Orleans.

In August 1998, Rick's Cabaret International, Inc. (Nasdaq RICK) acquired approximately 93% of our common stock.

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

We have a policy of ensuring that our business is carried on in conformity with local, state and federal laws. In particular, we have a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

We also review all credit card charges made by our customers. Specifically, we have in place a formal policy, which provides that all credit card charges must be approved, in writing, by management before any charges are accepted. Management is particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for non-alcoholic drinks and entertainment at XTC Cabaret.

Operational and accounting controls are essential to the successful operation of our cash intensive nightclub and bar business. We have implemented internal procedures and controls designed to ensure the integrity of our operational and accounting records. We separate management personnel from all cash handling to ensure that management is isolated from, and does not handle, any cash. We use a combination of accounting procedures and physical inventory control mechanisms to ensure a high level of integrity in our accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis: (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily "cash requirements" analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management to any variances from expected financial results based on a comparison to our historical operations. Further, we conduct, on a monthly basis, an independent overview of our financial condition and have engaged independent accountants to conduct an annual audit and to review and advise us about our internal controls.

COMPETITION

The adult entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of entertainment product. Our nightclub competes with a number of locally-owned adult clubs. While there may be restrictions on the location of a so-called "sexually oriented business," there are no barriers to entry into the adult cabaret entertainment market. Only our name, "XTC Cabaret," is proprietary to us. For example, there are approximately nine adult cabarets located in the Austin, Texas area, which are in competition with us. Although we believe that we are well-positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

GOVERNMENTAL REGULATIONS

We are subject to various federal, state and local laws affecting our business activities.

The location of a sexually oriented business is subject to restriction by city ordinance. For example, the operation of a sexually oriented business by our parent company, Rick's Cabaret International, Inc., in Houston, Texas, is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance"), which contains prohibitions on the location of an adult cabaret. We lease a facility to Rick's Cabaret International, Inc. The prohibitions generally concern a facility's distance from schools, churches, and other sexually oriented businesses, and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. If our lessee, Rick's Cabaret International, Inc., was not permitted to operate a sexually oriented business, we could be adversely affected.

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

The Ordinance provided that a business, which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance, would be entitled to continue in operation for a period of time (the "Amortization Period"), if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial by other parties, including our parent, Rick's Cabaret International, Inc. In February 1998, the U.S. District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches, and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance. The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals.

There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld, which may be detrimental to our business. The parties to the lawsuit are appealing these aspects of the Houston, Texas Ordinance.

In 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on us. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what future impact the enforcement of the Houston Ordinance may have on us.

In Austin, Texas, we are required to be in compliance with Travis County restrictions on the location of sexually oriented businesses.

Employees and Independent Contractors

As of September 30, 2001, we had approximately 38 full-time employees, of which 10 are in management positions, including corporate and administrative operations, and of which approximately 28 are engaged in customer service, including bartenders and waitresses. None of our employees is represented by a union and we consider our employee relations to be good.

We have independent contractor relationships with over 100 entertainers, who are self-employed and work with us on a non-exclusive basis as independent contractors.

ITEM 2.  PROPERTIES

Our principal executive offices are co-located at 505 North Belt, Houston, Texas, 77060, with our parent, Rick's Cabaret International, Inc. This 1,200 square foot office is leased by Rick's from a third party. Rick's provides this office space at no charge to us. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

We own the north Houston location, where our parent, Rick's Cabaret International, Inc., operates a Rick's Cabaret. We also own the Austin location of our XTC Cabarets.

Our north Houston location has 12,000 square feet of space. The balance as of September 30, 2001 that we owe on the mortgage is $138,295.15 and the interest rate is 10%. We pay $13,758 in monthly principal and interest payments. The last mortgage payment is due in August 2002.

Our XTC nightclub in Austin has 6,800 square feet of space, which sits on 1.2 acres of land. We own the property free and clear.

We and our subsidiaries own a 350 acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas.

The balance as of September 30, 2001 that we owe on the Brazoria County ranch mortgage is $303,023 and the interest rate is 9.25%. We pay $2,573 in monthly principal and interest payments. The last mortgage payment is due in 2006 with a balloon payment of $287,920.

The balance as of September 30, 2001 that we owe on the Wise County raw land mortgage is $145,730 and the interest rate is 12%. We pay $1,537 in monthly principal and interest payments. The last mortgage payment is due in March 2026.

ITEM 3.  LEGAL PROCEEDINGS

Sexually Oriented Business Ordinance of Houston, Texas

In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. This Ordinance could have a negative impact on us if we resume operating adult clubs in Houston, Texas, or if the operation of our tenant in Houston, Rick's Cabaret (our parent), is adversely affected. The new Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds, and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance.

The Ordinance provided that a business, which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance, would be entitled to continue in operation for a period of time (the "Amortization Period") if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial by other parties, including our parent, Rick's Cabaret International, Inc. In February 1998, the U.S. District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance. The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals. Our parent. Rick's Cabaret International, Inc. and other parties have filed briefs in this appeal to the Fifth Circuit Court of Appeals. Our business would be adversely affected if the appeal is unsuccessful.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

During the fourth quarter of fiscal 2001, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

Our common stock is traded on the OTCBB under the symbol "TAUR.OB". The following table sets forth, for the periods indicated the high and low closing bid prices of our common stock taking into account and restated for all stock splits. The bid prices are believed to reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions. Periods for which we believe no bids were being made are indicted by an asterisk (*).

COMMON STOCK PRICE RANGE

                      HIGH BID       LOW BID
Our fiscal year
ended
September 30, 2001

Fiscal  2000
 First  Quarter      $      (*)     $     (*)
 Second  Quarter     $      .50     $     .50
 Third  Quarter      $      (*)     $     (*)
 Fourth  Quarter     $      .02     $     .02

Fiscal  2001
 First  Quarter      $      .01     $     .01
 Second  Quarter     $      .06     $     .06
 Third  Quarter      $      .06     $     .06
 Fourth  Quarter     $      .06     $     .06

____________________
(*) During these quarters we believe there were no bids or trades for our common stock on the OTCBB. On December 3, 2000, there were approximately 1,384 stockholders of record of the common stock. On November 28, 2001, the bid price on our common stock was $0.25 per share.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is Computershare Investor Services.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this annual report.

FORWARD LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse affects on the our financial condition and results of operations: the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of our operations and management with our parent, Rick's Cabaret International, Inc., the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

We currently own and operate one adult nightclub under the name "X.T.C. Cabaret "in Austin, Texas. We own commercial income real estate and undeveloped real estate. Our revenues are derived from cover charges, and the sale of non-alcoholic beverages.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001, AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

For the year ended September 30, 2001, we had consolidated total revenues of $ 1,538,823 compared to consolidated total revenues of $1,509,457 for the year ended September 30, 2000, or an increase of $29,366. The increase in revenues was due to the increase in revenues at our location in Austin, Texas.

The cost of goods sold for the year ended September 30, 2001 was approximately 5.94% of total revenues compared to approximately 6% for the year ended September 30, 2000. The decrease was due primarily to decrease in cost of providing complimentary food.

Payroll and related costs for the year ended September 30, 2001 were $323,772 compared to $304,182 for the year ended September 30, 2000. The increase was due to the increase in payroll expenses in the Austin location.

Other selling, general and administrative expenses for the year ended September 30, 2001 were $830,275 compared to $878,914 for the year ended September 30, 2000. The decrease in these expenses was primarily due to general expense reductions.

Interest expense for the year ended September 30, 2001 was $82,549 compared to $133,487 for the year ended September 30, 2000. The decrease was attributable to our effort to pay down our debts and not to incur any new debts.

Other Income for year ended September 30, 2000 was income of $262,486 due to vendors' concessions on our liabilities, and a $181,840 gain on the sale of assets.

Net income for the year ended September 30, 2001 was $210,772 compared to net income of $549,238 for the year ended September 30, 2000. The decrease was primarily due to the lack of vendors' concessions on our liabilities and gains on the sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had a working capital deficit of $254,869 compared to a working capital deficit of $376,461 at September 30, 2000. The increase in working capital was primarily due to the increase in cash and decrease in the current portion of long term debt, offset a little bit by the increase in payable to Parent company.

Net cash provided by operating activities in the year ended September 30, 2001was $301,357, compared to net cash provided by operations of $255,353 for the year ended September 30, 2000. The increase in cash provided by operating activities was primarily due to net income before depreciation.

Depreciation and Amortization for the year ended September 30, 2001 were $65,989 compared to $65,000 for the year ended September 30, 2000.

In our opinion, working capital is not a true indicator of our financial condition. We typically carry current liabilities in excess of current assets because we receive collect substantially immediate payment for sales, with de minimis receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms that allow us to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long term trend, the mix of sales revenues, overall cash flow and profitability from operations, and the level of long-term debt.

We have not established lines of credit or financing other than our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all.

Because of the large volume of cash we handle, stringent cash controls have been implemented. In the event the sexually oriented business industry is required in all states to convert the entertainers who perform at our locations, from being independent contractors to employee status, we have prepared alternative plans that we believe will protect our profitability.
We believe that the industry standard of treating the entertainers as independent contractors provides sufficient safe harbor protection to preclude any payroll tax assessment for prior years.

The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Although we believe that we are well-positioned to compete successfully in the future, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

SEASONALITY

We are significantly affected by seasonal factors. Historically, we have experienced reduced revenues from April through September with the strongest operating results occurring during October through March.

ITEM 7.  FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors hold office until our next annual meeting of the stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers. Our Board of Directors consists of one person, Eric S. Langan, who is also our Chairman, Chief Executive Officer, President and Chief Financial Officer.

Since 1997, Eric S. Langan, age 33, has been our Director, Chief Executive Officer, President and Chief Financial Officer. Mr. Langan has been involved in the adult entertainment business since 1989. From January 1997 through the present, he has held the position of President with XTC Cabaret, Inc., which we subsequently acquired. From November 1992 until January 1997, Mr. Langan was the President of Bathing Beauties, Inc. Since 1989, Mr. Langan has exercised managerial control over the grand openings and operations of more than twelve adult entertainment businesses. Mr. Langan has also been an officer of Citation Land LLC, which owned commercial income real estate in Houston, Texas, which we also subsequently acquired. Since 1998, Mr. Langan has been a Director and the Chief Executive Officer and Chief Accounting Officer of our parent company, Rick's Cabaret International, Inc.

In 2001, Mr. Langan was charged by a Mobile, Alabama circuit court on charges related to a tanning salon that Mr. Langan previously owned and sold more than five years ago. The charges are completely and totally unrelated to our operations or activities, or Mr. Langan's relationship as our President and Director. The charges relate to a recently enacted statute in Alabama aimed at the adult entertainment business. The charges allege that Mr. Langan owned, had an interest in or was in control of, the tanning salon in Alabama where the State alleges that nudity occurred in violation of Section 13A-12-200.11 of the Code of Alabama. The charges are in connection with acts that purportedly occurred in January 2001 and March 2001, more than five years after Mr. Langan sold the tanning salon business. Mr. Langan, who has not been in Mobile, Alabama for more than five years, stated that, "These charges are wholly without merit and I intend to aggressively and vigorously defend myself against these charges. I am confident that I will be completely vindicated in this matter."

CERTAIN SECURITY FILINGS

We believe that all persons subject to Section 16(a) of the Exchange Act in connection with us have complied on a timely basis.

We have no compensation, nominating or audit committees. Mr. Langan is our only director and officer.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

            Annual Compensation                          Long Term Compensation
                                                      Awards             Payouts
                                       Other                  Securities               All
Name and                              Annual      Restricted  Underlying              Other
Principal                             Compen-          Stock    Options/     LTIP  Compens-
Position   Year     Salary     Bonus  sation (1)      Awards        SARs  Payouts    sation
           2001  $   -0-         -0-         -0-         -0-         -0-      -0-       -0-
Eric       2000  $   -0-  (2)    -0-         -0-         -0-         -0-      -0-       -0-
Langan     1999  $52,000  (2)    -0-         -0-         -0-         -0-      -0-       -0-
Director,
President
and CFO


----------------------------
(1)     We provide Mr.  Langan with certain personal benefits.  Since the value of such benefits does not exceed the lesser of $50,000 or 10% of annual compensation,  the amounts are omitted.  Mr.
Langan is also an employee
of our parent, Rick's Cabaret International, Inc. which owns 93% of our common stock.  Mr. Langan also receives compensation from Rick's Cabaret International, Inc.

(2)     Our parent, Rick's Cabaret International, Inc. paid Mr. Langan $239,600 as compensation in fiscal 2001and $175,890 in fiscal 2000, none of which was allocated to us.  In fiscal 1999, $52,000 was allocated to us, and in fiscal 2000, none was allocated to us.

DIRECTOR COMPENSATION

We do not currently pay any cash director's fees, but we may pay the expenses, if any, of our directors in attending board meetings.

EMPLOYEE STOCK OPTION PLAN

We do not presently have a stock option plan in place and we have no present intention to implement such a plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at December 3, 2001, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our Directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Rick's Cabaret International, Inc. has sole voting and investment power with respect to the shares shown as beneficially owned by it. As of December 3, 2001, there were approximately 4,310,012 shares of our common stock outstanding.

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

All directors and officers as
a  group  (one  person)                    -0-      Common Stock     0.0%

------------------------
(1) Mr. Langan is a Director and President of our parent, Rick's Cabaret International, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our current Board of Directors has adopted a policy that our affairs will be conducted in all respects by standards applicable to publicly-held corporations and that we will not enter into any transactions and/or loans between us and our officers, directors and 5% stockholders unless the terms are no less favorable than could be obtained from independent, third parties and such transactions must be approved by a majority of our independent, disinterested Directors.

In connection with all of the transactions below, interested persons who are or were our directors refrained from board votes reflecting these matters:

In December 1997, we entered into an Asset Purchase Agreement (the "Enigma Agreement") with The Enigma Group, Inc. ("Enigma") which provided for the acquisition by us of substantially all of the assets of Enigma (the "Enigma Assets"). The Enigma Assets consisted of: (i) certain real estate commonly known as 410 N. Sam Houston Parkway E. Houston, Texas 77060 (the "Enigma Location"); (ii) furniture, fixtures, equipment, goods, and other personal property of Enigma as such existed on December 31, 1997, located at the Enigma Location (the "Personal Property"); (iii) Enigma's lease interest as lessor for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles. Pursuant to the terms of the Enigma Agreement, as consideration for the Enigma Assets, we paid to Enigma 350,000 shares of our common stock valued at $1.00 per share.
The Enigma Agreement was the result of negotiations between Enigma and us and was based on numerous factors including our estimate of the value of the Enigma
Location and the Personal Property.  However, no appraisal was done.   Eric
Langan, our Director, and Stephen E. Fischer, a former Director of ours, controlled Enigma.

The lessee of the Enigma Location was Atcomm Services, Inc. ("Atcomm"), which operated an adult entertainment business. In December 1997, we, through our wholly owned subsidiary Broadstreets Cabaret, Inc. ("Broadstreets"), entered into an Asset Purchase Agreement with Atcomm which provided for the acquisition by us of substantially all of the assets of Atcomm (the "Atcomm Agreement"). The assets acquired by Broadstreets consisted of: (i) all right, title, interest and claim to the permit to operate a sexually oriented business at the Enigma Location; (ii) all inventory located at the Enigma Location; (iii) Atcomm's lease interest as lessee for the Enigma Location; and (iv) all right, title and interest in and to any and all trademarks, trade names, trade dress, service marks, slogans, logos, corporate or partnership names (and any existing or possible combination or derivation of any or all of the same) and general intangibles. Pursuant to the terms of the Asset Purchase Agreement with Atcomm, Broadstreets agreed to pay, as consideration, $225,000 to Atcomm, payable pursuant to the terms of a four year unsecured promissory note of Broadstreets, payable monthly, in arrears and bearing interest at the rate of six percent (6%) per annum. The Atcomm Agreement was the result of negotiations between Atcomm and us was based on numerous factors including our estimate of the value of the sexually oriented business permit owned by Atcomm, current revenues of Atcomm and the leasehold rights held by Atcomm. Atcomm is owned by the son of Stephen
E. Fischer, a former Director of ours.

In December 31, 1997, we entered into an Exchange Agreement with the members of Citation Land, L.L.C. (the "Citation Agreement") which provided for the acquisition by us of all of the outstanding membership interests in Citation Land, L.L.C. ("Citation"). Citation owned certain real estate in Houston, Texas, which we subsequently sold in July 2000. Citation also owns approximately 350 acres of ranch land in Brazoria County, Texas, 50 acres of raw land in Wise County, Texas, and, at the time of this transaction, owned an option to purchase real estate in Austin, Texas, at which we had contemplated operating adult entertainment businesses. Mr. Langan, our Director, received 1,153,137 of our shares as a result of this transaction.

In December 1997, pursuant to the terms of the Citation Agreement, we paid to the Citation Stockholders an aggregate of 2,500,000 shares of our common stock, which we valued at $1.00 per share. The Citation Agreement was the result of negotiations between us and the members of Citation and was based on numerous factors including our estimate of the value of the assets of Citation which we estimated, based upon the existing lease, the estimated value of the real estate and the options, to be approximately $2,500,000. Eric Langan, our Director, controlled Citation.

In December 1997, we entered into a Stock Exchange Agreement with the stockholders of XTC Cabaret, Inc. (the "XTC Agreement"), which provided for the acquisition by us of all of the outstanding stock of XTC Cabaret, Inc. ("XTC"). At the time, XTC operated two adult entertainment businesses, in Houston and Austin. At the time, Citation was the landlord of one of XTC's adult nightclubs and had an option to purchase the real estate in Austin. Pursuant to the terms of the XTC Agreement, we paid the XTC Stockholders an aggregate of 525,000 shares of our common stock valued at $1.00 per share. The XTC Agreement was the result of negotiations between us and the XTC Stockholders and was based on numerous factors including our estimate of the value of the assets of XTC. Eric Langan, our Director, and Mitchell White, a former director of ours, were the sole stockholders of XTC.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          None.

(b)  Reports on Form 8-K.

          We filed a report dated September 10, 2001 on Form 8-K filed September 18, 2001 reporting Item 5 Other Events.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheets for the years ended
     September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Income for the years ended
     September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . .   F-4

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended September 30, 2001 and 2000 . . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows for the years ended
     September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . .   F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Taurus Entertainment Companies, Inc.


We  have  audited  the  accompanying  consolidated  balance  sheets  of  Taurus
Entertainment Companies, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taurus Entertainment Companies, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                              Jackson & Rhodes P.C.


Dallas, Texas
November 9, 2001

                     TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 2001 AND 2000


                                            ASSETS


                                                                        2001          2000
                                                                    ------------  ------------
Current assets:
  Cash                                                              $    94,660   $    35,184
  Accounts receivable                                                    37,637        36,413
  Inventory                                                                 566         2,276
  Prepaid expenses                                                       10,701         4,510
  Land held for sale                                                    200,000       200,000
                                                                    ------------  ------------
    Total current assets                                                343,564       278,382
                                                                    ------------  ------------

Property and equipment:
  Buildings, land and leasehold improvements                          1,686,696     1,678,915
  Furniture and equipment                                               264,221       230,186
                                                                    ------------  ------------
                                                                      1,950,917     1,909,101

  Less accumulated depreciation                                        (212,726)     (146,740)
                                                                    ------------  ------------

                                                                      1,738,191     1,762,362
                                                                    ------------  ------------

Other assets - note receivable                                          105,902       139,839
                                                                    ------------  ------------
                                                                    $ 2,187,657   $ 2,180,583
                                                                    ============  ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 3)                        $   147,338   $   335,955
  Payable to Parent                                                     333,214       197,324
  Accounts payable - trade                                               75,337        75,173
  Accrued expenses                                                       42,544        46,391
                                                                    ------------  ------------
    Total current liabilities                                           598,433       654,843

Long-term debt, less current portion (Note 3)                           463,281       610,619
                                                                    ------------  ------------

        Total liabilities                                             1,061,714     1,265,462
                                                                    ------------  ------------

Commitments and contingencies (Note 6)                                        -             -


Stockholders' equity:
  Preferred stock - $.10 par, authorized
    10,000,000 shares; none issued and outstanding                            -             -
  Common stock - $.01 par, authorized 20,000,000 shares;
     issued and outstanding 4,310,012 shares and 4,305,012 shares         4,310         4,305
  Additional paid-in capital                                          4,026,428     4,026,383
  Retained earnings (deficit)                                        (2,904,795)   (3,115,567)
                                                                    ------------  ------------
    Total stockholders' equity                                        1,125,943       915,121
                                                                    ------------  ------------
                                                                    $ 2,187,657   $ 2,180,583
                                                                    ============  ============


          See accompanying notes to consolidated financial statements.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                             2001         2000
                                          -----------  -----------
Revenues:
  Sales of alcoholic beverages            $        -   $        -
  Sales of non-alcoholic beverages           181,393      157,518
  Service revenues                         1,322,623    1,338,669
  Other                                       34,807       13,271
                                          -----------  -----------

                                           1,538,823    1,509,457
                                          -----------  -----------

Operating expenses:
  Cost of goods sold                          91,455       97,557
  Salaries and wages                         323,772      304,182
  Other general and administrative:
    Taxes and permits                        148,112      166,028
    Charge card fees                           4,225        4,476
    Legal and accounting                      82,582       40,251
    Advertising                               65,467      124,734
    Other                                    529,889      543,424
                                          -----------  -----------

                                           1,245,502    1,280,653
                                          -----------  -----------

Income from operations                       293,321      228,804
  Interest expense                           (82,549)    (133,487)
  Vendors' concessions                             -      262,486
  Gain on sale of assets                           -      181,840
  Other                                            -        9,594
                                          -----------  -----------
Net income                                $  210,772   $  549,238
                                          ===========  ===========

Basic net income (loss) per common share  $     0.05   $     0.13
                                          ===========  ===========

Weighted average shares outstanding        4,310,012    4,305,012
                                          ===========  ===========


          See accompanying notes to consolidated financial statements.

                 TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                Common Stock
                             -------------------  Additional   Retained
                             Number of             Paid-in     Earnings
                              Shares     Amount    Capital     (Deficit)      Total
                             ---------  --------  ----------  ------------  ----------

Balance, September 30, 1999  4,305,012  $  4,305  $4,026,383  $(3,664,805)  $  365,883

Net income                           -         -           -      549,238      549,238
                             ---------  --------  ----------  ------------  ----------

Balance, September 30, 2000  4,305,012     4,305   4,026,383   (3,115,567)     915,121

Issuance of common shares        5,000         5          45            0           50

Net income                           -         -           -      210,772      210,772
                             ---------  --------  ----------  ------------  ----------
Balance, September 30, 2001  4,310,012  $  4,310  $4,026,428  $(2,904,795)  $1,125,943
                             =========  ========  ==========  ============  ==========


          See accompanying notes to consolidated financial statements.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                    2001        2000
                                                 ----------  ----------
Net income                                       $ 210,772   $ 549,238

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     65,989      65,000
  Issuance of common shares for expense                 50           -
  Vendors' concessions                                   -    (262,486)
  Gain on sale of assets                                 -    (181,840)
  Changes in assets and liabilities:
    Accounts receivable                             (1,224)    (30,159)
    Inventory                                        1,710      (2,276)
    Prepaid expenses and other assets               27,746      38,572
    Accounts payable and accrued liabilities        (3,686)     79,304
                                                 ----------  ----------
      Net cash provided by operating activities    301,357     255,353
                                                 ----------  ----------

Cash flows from investing activities:
  Additions to property and equipment              (41,816)   (135,912)
  Proceeds from sale of assets                           -     240,136
                                                 ----------  ----------
      Net cash provided by investing activities    (41,816)    104,224
                                                 ----------  ----------

Cash flows from financing activities:
  Increase in notes payable and long-term debt           -     228,150
  Payments on long-term debt                      (335,955)   (696,158)
  Increase (decrease) in loan from Parent          135,890     129,840
                                                 ----------  ----------
      Net cash used by financing activities       (200,065)   (338,168)
                                                 ----------  ----------

Net increase (decrease) in cash                     59,476      21,409

Cash at beginning of year                           35,184      13,775
                                                 ----------  ----------

Cash at end of year                              $  94,660   $  35,184
                                                 ==========  ==========

Cash paid during the period for:
  Interest                                          82,549     133,487
                                                 ==========  ==========


          See accompanying notes to consolidated financial statements.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Presentation

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting a working capital deficit of $254,869 and has an accumulated deficit of 2,904,795 at September 30, 2001.

     The Company has become profitable in the years ended September 30, 2001 and 2000 and management believes it has implemented plans that will ensure that the Company will continue to be profitable. Additionally, funds will be generated by sale of the land held for sale.

     Principles  of  Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Inventories

     Inventories, consisting principally of food products, are stated at the lower of cost or market (first-in, first-out method).

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

3.   LONG-TERM  DEBT

     Long-term  debt  at  year-end  consists  of  the following at September 30:

                                                             2001        2000
                                                          ----------  ----------
 Note payable to partnership maturing March 2026,
 due in monthly installments of $576 including principal
 and interest at 12%; secured by real estate.             $  54,512   $  54,860

 Note payable to partnership maturing July 2007,
 due in monthly installments of $653 including principal
 and interest at 12%; secured by real estate.                61,813      62,207

 Note payable to partnership maturing July 2007,
 due in monthly installments of $309 including principal
 and interest at 12%; secured by real estate.                29,404      29,567

 Note payable to individual maturing March 2006,
 due in monthly installments of $2,573, plus interest at
 9.25%; secured by real estate.                             303,023     305,732

 Note payable to corporation maturing April 2002,
 due in monthly installments of $13,758 including
 principal and interest at 10%; secured by real estate.     138,295     281,682


              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   LONG-TERM  DEBT  (CONTINUED)

                                                             2001        2000
                                                          ----------  ----------

 Note payable to an individual, payable $17,957 per
 month including interest at 12%, collateralized by real
 estate in Austin, Texas                                          -     184,376

 Note payable to a finance company, payable $597 per
 month including interest at 9.9%, collateralized by
 equipment                                                   23,572      28,150
                                                          ----------  ----------
                                                            610,619     946,574
 Less current maturities                                   (147,338)   (335,955)
                                                          ----------  ----------
                                                          $ 463,281   $ 610,619
                                                          ==========  ==========

     Scheduled maturities of long-term debt are as follows for the years ending September 30:

          2002      $      147,338
          2003              22,151
          2004              11,020
          2005             290,953
          2006             139,157

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

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   COMMITMENTS  AND  CONTINGENCIES

     Leases

     The Company, as lessee, has entered into and/or assumed various non-cancelable leases for office space and operating facilities. Following is a schedule of minimum lease payments for the years ending September 30:

          2001      $        13,536
          2002               14,382
          2003               15,228
          2004                7,914

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


7.   RELATED  PARTY  TRANSACTIONS

     The Company was allocated $300,000 in management fees expenses during each of the years ended September 30, 2001 and 2000 (included in other general and administrative expenses).

8.   OTHER  INCOME

     Vendors' concessions during 2000 of approximately $263,000 represents the writeoff of old outstanding accounts payable which the Company believes is no longer owed to certain third parties.

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 2001.

               TAURUS ENTERTAINMENT COMPANIES, INC.




                             ___________________________________
                             /s/  Eric  Langan
                             -----------------------------------
                             Eric  Langan
                             Director, Chairman of the Board,
                             Chief Executive Officer, President
                             And Chief Financial Officer


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                  TITLE                               DATE



________________________
/s/ Eric Langan

    Eric Langan           Director, Chairman of the Board,     December 17, 2001
                          Chief Executive Officer, President
                          And  Chief  Financial  Officer