Form 10QSB
period 2001-12-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 2002-02-11
CIK 225926

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

[X] Quarterly report under to Section 13 Or 15(D) of the Securities Exchange Act of 1934; For the quarterly period ended: December 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At January 26, 2002, approximately 4,310,012 shares of common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One); Yes [ ] No [X]

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART I         FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          December 31, 2001 (unaudited) and September 30, 2001 (audited)       1

          Consolidated Statements of Operations for
          the three months ended December 31, 2001 and 2000 (unaudited)        3

          Consolidated Statements of Cash Flows
          for the three months ended December 31, 2001 and 2000 (unaudited)    4

          Notes to Consolidated Financial Statements                           5

Item 2.   Management's  Discussion  and Analysis of Financial Condition
          and Results of Operations                                            6




PART II        OTHER INFORMATION

Item 6.   Exhibits  and  Reports  on  Form  8-K                                9

Signatures                                                                    10

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements


                 TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                         ------


                                                          12/31/2001       9/30/2001
                                                         (UNAUDITED)       (AUDITED)
                                                     -----------------  ---------------
CURRENT ASSETS

  Cash                                               $       81,939     $       94,660
  Accounts receivable                                        42,910             37,637
  Prepaid expenses                                            7,287             10,701
  Inventories                                                   566                566
  Land held for sale                                        200,000            200,000
                                                     -----------------  ---------------

    Total current assets                                    332,702            343,564
                                                     -----------------  ---------------
PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements              1,686,696          1,686,696
  Furniture & equipment                                     264,221            264,221
                                                     -----------------  ---------------
                                                          1,950,917          1,950,917

  Accumulated depreciation                                 (230,096)          (212,726)
                                                     -----------------  ---------------

                                                          1,720,821          1,738,191
                                                     -----------------  ---------------
OTHER ASSETS
  Other                                                      97,321            105,902
                                                     -----------------  ---------------

                                                     $    2,150,844     $    2,187,657
                                                     =================  ===============

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                            12/31/2001    9/30/2001
                                           (UNAUDITED)    (AUDITED)
                                           ------------  ------------
CURRENT  LIABILITIES

  Current portion of long term debt        $   109,430   $   147,338
  Payable to Parent                            312,846       333,214
  Accounts payable - trade                      64,163        75,334
  Accrued expenses                              57,132        42,544
                                           ------------  ------------

    Total current liabilities                  543,571       598,430

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion          460,877       463,281
                                           ------------  ------------

  Total Liabilities                          1,004,448     1,061,711
                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES                      ---           ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000 shares; none outstanding             ---           ---
  Common stock - $.001 par, authorized
    15,000,000 shares
    issued 4,310,012                             4,310         4,310
                                           ------------  ------------
  Additional paid in capital                 4,026,428     4,026,428
  Retained earnings (deficit)               (2,884,342)   (2,904,792)
                                           ------------  ------------

 Total stockholders' equity                  1,146,396     1,125,946
                                           ------------  ------------

                                           $ 2,150,844   $ 2,187,657
                                           ============  ============

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                         2001          2000
                                     (UNAUDITED)   (UNAUDITED)
REVENUES
  Service revenues                   $   287,211   $   333,181
  Other                                   49,826        46,047
                                     ------------  ------------

                                         337,037       379,228
                                     ------------  ------------

OPERATING EXPENSES
  Cost of goods sold                      23,224        22,603
  Salaries and wages                      95,263        72,005
  Other general and administrative
    Taxes and permits                     38,820        33,251
    Charge card fees                         654           924
    Legal and accounting                   2,948        29,783
    Advertising                           13,284        15,284
  Other                                  130,361       130,467
                                     ------------  ------------

                                         304,554       304,317
                                     ------------  ------------

INCOME FROM OPERATIONS                    32,483        74,911

  Interest Expense                       (12,033)      (24,803)
                                     ------------  ------------

NET INCOME                           $    20,450   $    50,108
                                     ============  ============


  BASIC NET INCOME PER COMMON SHARE  $      0.01   $      0.02
                                     ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING    4,310,012     4,310,012
                                     ============  ============

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                   2001          2000
                                               (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                     $    20,450   $    50,108

ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation                                    17,370        15,608
    Changes in assets and liabilities:
      Accounts receivable                           (5,273)       (6,516)
      Prepaid expenses                               3,414         4,053
      Inventories                                       --         1,715
      Other Assets                                   8,581         9,320
      Accounts payable and accrued expenses        (16,951)       26,817
                                               ------------  ------------
    Net cash provided by operating activities       27,591       101,105
                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                    ---           ---
                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on long term debt                     (40,312)     (102,423)
                                               ------------  ------------
    Net cash used by financing activities          (40,312)     (102,423)
                                               ------------  ------------

NET INCREASE/(DECREASE) IN CASH                    (12,721)       (1,318)

CASH AT BEGINNING OF PERIOD                         94,660        35,184
                                               ------------  ------------

CASH AT END OF PERIOD                          $    81,939   $    33,866
                                               ============  ============
CASH PAID DURING PERIOD FOR:
    Interest                                   $    12,033   $    24,803

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

For the quarter ended December 31, 2001, the Company had consolidated total revenues of $337,037 compared to consolidated total revenues of $379,228 for the fiscal quarter ended December 31, 2000, or a decrease of $42,191. The decrease in revenues was due to a decrease in non-alcoholic beverage sales, floor fees, and merchandise revenues at the Company's location in Austin, Texas.

The cost of goods sold for the quarter ended December 31, 2001 was 6.89% of total revenues compared to 5.96% for the quarter ended December 31, 2000. The increase was due primarily to the addition of logo merchandise to our sales mix. Management has developed and implemented a strategy to reduce the food cost without reduction in food quality.

Payroll and related costs for the quarter ended December 31, 2001 were $95,263 compared to $72,005 for the quarter ended December 31, 2000. The increase was due to the overall increase in payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the quarter ended December 31, 2001 were $186,067 compared to $209,709 for the quarter ended December 31, 2000. The decrease in these expenses was primarily due to a decrease in accounting fees resulting from more work being done by in-house personnel.

Interest expense for the quarter ended December 31, 2001 was $12,033 compared to $24,803 for the quarter ended December 31, 2000. This decrease was attributable to the Company's efforts not to incur any new debts.

Net income for the quarter ended December 31, 2001 was $20,450 compared to a net income of $50,108 for the quarter ended December 31, 2000. The decrease was due to the decrease of service revenues accompanied by an increase in payroll related costs at Company's location in Austin, Texas. Management currently believes that the Company is in the position to be profitable for fiscal year 2002.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had working capital deficit of $210,869 compared to a working capital deficit of $254,866 at September 30, 2001. The increase in working capital was due to the reduction in Accounts Payable and the reduction the current portion of long term debts.

Net cash provided by operating activities in the three months ended December 31, 2001 was $27,591 compared to net cash provided of $101,105 for the three months ended December 31, 2000. The decrease in cash provided by operating activities was due principally to the decrease in net income.

Depreciation and Amortization for the three months ended December 31, 2001 were $17,370 compared to $15,608 for the three months ended December 31, 2000.

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



                                    Taurus Entertainment Companies, Inc.




Date:  February 11, 2002            By:  /s/  Eric Langan
                                       ----------------------------------------
                                         Eric Langan
                                         President and Chief Accounting Officer