Form 10QSB
period 2002-03-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 2002-05-15
CIK 225926

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

     [X] Quarterly report under to Section 13 Or 15(D) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2002

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

Check whether the issuer  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[x]             No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At May 7, 2002, approximately 4,310,012 shares of common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One); Yes [ ] No [X]

                         TAURUS ENTERTAINMENT COMPANIES, INC.

                                TABLE OF CONTENTS
                                -----------------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         March 31, 2002 (unaudited) and September 30, 2001 (audited). . . . . 2

         Consolidated Statements of Operations for the three and six months ended March 31, 2002 and 2001 (unaudited). .4

         Consolidated Statements of Cash Flows
         for the six months ended March 31, 2002 and 2001 (unaudited). . . . .5

         Notes to Consolidated Financial Statements. . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation. . . . . . . . . . . . . . . . . . . . . . . . .6


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 9

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements


              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                               3/31/2001     9/30/2001
                                              (UNAUDITED)    (AUDITED)
                                              ------------  -----------
CURRENT ASSETS

  Cash                                        $    67,348   $   94,660
  Accounts receivable                              39,608       37,637
  Prepaid expenses                                 19,817       10,701
  Inventories                                         566          566
  Land held for sale                                  ---      200,000
                                              ------------  -----------

    Total current assets                          127,339      343,564
                                              ------------  -----------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements    1,886,696    1,686,696
  Furniture & equipment                           264,221      264,221
                                              ------------  -----------

                                                2,150,917    1,950,917

  Accumulated depreciation                       (247,465)    (212,726)
                                              ------------  -----------

                                                1,903,452    1,738,191
                                              ------------  -----------

OTHER ASSETS
  Other                                           107,646      105,902
                                              ------------  -----------

                                              $ 2,138,437   $2,187,657
                                              ============  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                            3/31/2001      9/30/2001
                                           (UNAUDITED)     (AUDITED)
                                           ------------  ------------
CURRENT  LIABILITIES

  Current portion of long term debt        $    68,485   $   147,338
  Payable to Parent                            355,214       333,214
  Accounts payable - trade                      57,874        75,334
  Accrued expenses                              35,640        42,544
                                           ------------  ------------

    Total current liabilities                  517,213       598,430

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion          460,493       463,281
                                           ------------  ------------

  Total Liabilities                            977,706     1,061,711
                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES                      ---           ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding              ---           ---
  Common stock - $.001 par, authorized
    15,000,000 shares, issued 4,310,012          4,310         4,310
  Additional paid in capital                 4,026,428     4,026,428
  Retained earnings (deficit)               (2,870,007)   (2,904,792)
                                           ------------  ------------

      Total stockholders' equity             1,160,731     1,125,946
                                           ------------  ------------

                                           $ 2,138,437   $ 2,187,657
                                           ============  ============

                       TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                               FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                  ENDED MARCH 31,             ENDED MARCH 31,
                                                2002          2001          2002         2001
                                            -----------  -------------  ------------  -----------
REVENUES
  Service revenues                          $   285,686   $   346,504   $   572,897   $  679,685
  Other                                          50,275         53,93       100,101       99,990
                                            -----------  -------------  ------------  -----------
                                                335,961       400,447       672,998      779,675
                                            -----------  -------------  ------------  -----------
OPERATING EXPENSES
  Cost of goods sold                             17,967        20,755        41,191       43,358
  Salaries and wages                             99,100        67,055       194,363      139,060
  Other general and administrative
    Taxes and permits                            35,966        35,341        74,786       68,592
    Charge card fees                                673         1,799         1,327        2,723
    Legal and accounting                          9,748        20,246        12,696       50,029
    Advertising                                  16,718        16,395        30,002       31,679
    Other                                       130,434       132,583       260,795      263,050
                                            -----------  -------------  ------------  -----------
                                                310,605       294,174       615,159      598,491
                                            -----------  -------------  ------------  -----------
INCOME FROM OPERATIONS                           25,356       106,273        57,839      181,184

  Interest Expense                              (11,021)      (22,185)      (23,054)     (46,988)
                                            -----------  -------------  ------------  -----------

NET INCOME/(LOSS)                           $    14,335   $    84,088   $    34,785   $  134,196
                                            ============  ============  ============  ===========

BASIC NET INCOME/(LOSS) PER COMMON SHARE:

                                            $     0.003   $      0.02   $      0.01   $     0.03
                                            ============  ============  ============  ===========

WEIGHTED AVERAGE SHARES                       4,310,012     4,310,012     4,310,012    4,310,012
                                            ============  ============  ============  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)


                                             2002        2001
                                           ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $ 34,785   $ 134,196
  Depreciation and amortization              31,240      33,649
  Changes in working capital                (11,696)     46,737
                                           ---------  ----------
  Cash provided by operating activities      54,329     198,689
                                           ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property equipment               ---      (3,781)
                                           ---------  ----------
  Cash used by investing activities             ---      (3,781)
                                           ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                (81,641)   (189,458)
                                           ---------  ----------
  Cash used by financing activities         (81,641)   (189,458)
                                           ---------  ----------

NET INCREASE (DECREASE) IN CASH             (27,312)     18,934

CASH AT BEGINNING OF PERIOD                  94,660      35,184
                                           ---------  ----------
CASH AT END OF PERIOD                      $ 67,348   $  54,118
                                           =========  ==========

CASH PAID DURING PERIOD FOR:

  Interest                                 $ 23,054   $  46,988
                                           =========  ==========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.


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

GENERAL

We currently own and operate one adult nightclub under the name "X.T.C. Cabaret" in Austin, Texas. We own commercial income real estate and undeveloped real estate. Our revenues are derived from cover charges, and the sale of non-alcoholic beverages.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

For the quarter ended March 31, 2002, the Company had consolidated total revenues of $335,961 compared to consolidated total revenues of $400,447 for the fiscal quarter ended March 31, 2001, or a decrease of $64,486. The decrease in revenues was due to a decrease in revenues from cover charges and VIP Memberships at the Company's location in Austin, Texas.

The cost of goods sold for the quarter ended March 31, 2002 decreased by $2,788 over the same period in 2001. Cost of goods sold for the quarter ended March 31, 2002 was 5.35% of total revenues compared to 5.18% for the quarter ended March 31, 2001. This increase was due primarily to the decrease in the revenues for the 2002 period.

Payroll and related costs for the quarter ended March 31, 2002 were $99,100 compared to $67,055 for the quarter ended March 31, 2001. This increase is due to the addition of maintenance personnel to the payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the quarter ended March 31, 2002 were $193,539 compared to $206,364 for the quarter ended March 31, 2001. The decrease in these expenses was primarily due to the decrease in general and administrative and repair and maintenance expenses.

Interest expense for the quarter ended March 31, 2002 was $11,021 compared to $22,185 for the quarter ended March 31, 2001. The decrease was attributable to the Company's efforts to pay down debts and not incur any new debts.

Net income for the quarter ended March 31, 2002 was $14,335 compared to $84,088 for the quarter ended March 31, 2001. The decrease was primarily due to the decrease in revenues and to the additional payroll expenses at Company's location in Austin, Texas.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

For the six months ended March 31, 2002, the Company had consolidated total revenues of $672,998 compared to consolidated total revenues of $779,675 for the fiscal six months ended March 31, 2001, or a decrease of $106,677. The decrease in revenues was due to a decrease in cover charges and VIP Membership fees at the Company's location in Austin, Texas.

The cost of goods sold for the six months ended March 31, 2002 decreased from the March 31, 2001 period by $2,167. As a percentage of revenues the cost of goods sold for the six months ended March 31, 2002 was 6.12% compared to 5.56% for the six months ended March 31, 2001. The percentage increase was due to the decrease in revenues without a similar decrease in cost of goods sold.

Payroll and related costs for the six months ended March 31, 2002 were $194,363 compared to $139,060 for the six months ended March 31, 2001. The increase is due to the addition of maintenance personnel to the payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the six months ended March 31, 2001 were $379,605 compared to $416,073 for the six months ended March 31, 2001. The decrease in these expenses was primarily due to the decrease in advertising, general and administrative, and repair and maintenance expenses.

Interest expense for the six months ended March 31, 2002 was $23,054 compared to $46,988 for the six months ended March 31, 2001. The decrease was attributable to the Company's efforts to pay down debt and not to incur new debts.

Net income for the six months ended March 31, 2002 was $34,785 compared to $134,196 for the six months ended March 31, 2001. The decrease was due to the decrease in revenues and to the increase in payroll costs at Company's location in Austin, Texas.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had working capital deficit of $389,874 compared to a working capital deficit of $254,866 at September 30, 2001. The decrease in working capital was due to the decrease in net income and the payment of accounts payable.

Net cash provided by operating activities in the six months ended March 31, 2002 was $54,329 compared to $212,173 for the six months ended March 31, 2001.

Depreciation and Amortization for the six months ended March 31, 2002 were $31,240 compared to $33,649 for the six months ended March 31, 2001.

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


PART II          OTHER INFORMATION

Item 1.     LEGAL  PROCEDURES
     Not  Applicable

Item 2.     CHANGES IN SECURITIES
     Not  Applicable

Item 3.     DEFAULTS UPON SENIOR SECURITIES
     Not  Applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERRS
     Not  Applicable

Item 5.     OTHER INFORMAITON
     Not  Applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits
              None

     b.     Form 8-K
              No reports on Form 8-k were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  Taurus  Entertainment  Companies,  Inc.




Date:  May 14, 2002                    By:  /s/  Eric Langan
                                       ---------------------
                                       Eric Langan
                                       President and Chief Accounting Officer