Form 10QSB
period 2002-06-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 2002-08-14
CIK 225926

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report under to Section 13 Or 15(D) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At August 5, 2002, approximately 4,310,012 shares of common stock, $.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  One);  Yes [ ] No [X]

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                                TABLE OF CONTENTS
                                -----------------


PART  I     FINANCIAL  INFORMATION

Item  1.    Financial  Statements

            Consolidated Balance Sheets as of
            June 30, 2002 (unaudited) and September 30, 2001 (audited). . . . 2

            Consolidated Statements of Operations for
            the three and nine months ended
            June 30, 2002 and 2001 (unaudited)  . . . . . . . . . . . . . . . 3

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 2002 and 2001 (unaudited). . . 4

            Notes to Consolidated Financial Statements  . . . . . . . . . . . 5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results  of  Operation  . . . . . . . . . . . . . . . . . . . . . 5


PART  II    OTHER  INFORMATION

Item  6.    Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . 8

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART  I     FINANCIAL INFORMATION

Item  1.    Financial Statements

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30, 2002    September 30, 2001
                                                       (Unaudited)         (Audited)
                            ASSETS
CURRENT ASSETS
      Cash                                           $       81,514   $            94,660
      Accounts Receivable                                    39,877                37,637
      Prepaid expenses                                       11,588                10,701
      Inventory                                                 566                   566
      Land held for sale                                          0               200,000
                                                     ---------------  --------------------
      Total current assets                                  133,545               343,564
                                                     ---------------  --------------------

PROPERTY AND EQUIPMENT
      Buildings, land and leasehold improvements          1,892,820             1,686,696
      Furniture & equipment                                 267,221               264,221
                                                     ---------------  --------------------
                                                          2,160,041             1,950,917
      Accumulated depreciation                             (264,835)             (212,726)
                                                     ---------------  --------------------
      Total property and equipment, net                   1,895,206             1,738,191
                                                     ---------------  --------------------

OTHER ASSETS
      Other                                                 254,263               105,902
                                                     ---------------  --------------------
      Total assets                                   $    2,283,014   $         2,187,657
                                                     ===============  ====================

            LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
      Current portion of long term debt              $       30,322   $           147,338
      Payable to parent                                     525,742               333,214
      Accounts payable-trade                                 49,004                75,334
      Accrued expenses                                       39,127                42,544
                                                     ---------------  --------------------
      Total current liabilities                             644,195               598,430

LONG TERM DEBT
      Long-term debt less current portion                   456,287               463,281
                                                     ---------------  --------------------
      Total liabilities                                   1,100,482             1,061,711
                                                     ---------------  --------------------

STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par, authorized 1,000,000
        shares; none outstanding                                ---                   ---
      Common stock - $.001 par, authorized 15,000,000
        shares; issued 4,310,012                              4,310                 4,310
      Additional paid in capital                          4,026,428             4,026,428
      Retained earnings (deficit)                        (2,848,206)           (2,904,792)
                                                     ---------------  --------------------
      Total stockholders' equity                          1,182,532             1,125,946
                                                     ---------------  --------------------

      Total liabilities and stockholders' equity     $    2,283,014   $         2,187,657
                                                     ===============  ====================


                              Taurus Entertainment Companies and Subsidiaries
                                   Consolidated Statements of Operations
                                                (Unaudited)

                                               For The Three Months Ended       For The Nine Months Ended
                                                        June 30                         June 30
                                                 2002             2001            2002            2001
                                            ---------------  --------------  --------------  --------------
REVENUES
  Service revenues                          $      279,757   $     326,653   $     891,800   $   1,006,338
  Other revenue                                     45,049          57,040         106,004         157,030
                                            ---------------  --------------  --------------  --------------

    Total revenue                                  324,806         383,693         997,804       1,163,368
                                            ---------------  --------------  --------------  --------------

OPERATING EXPENSES
  Cost of goods sold                                11,390          24,582          52,581          67,940
  Salaries and wages                                89,857          88,746         284,220         227,806
  Other general and administrative
    Taxes and permits                               32,079          41,883         106,865         110,475
    Charge card fees                                 1,098             734           2,425           3,457
    Legal and accounting                            15,642          19,799          28,338          69,828
    Advertising                                      8,812          15,166          38,814          46,845
    Other                                          131,097         134,024         394,893         397,074
                                            ---------------  --------------  --------------  --------------

    Total operating expenses                       289,975         324,934         908,136         923,425
                                            ---------------  --------------  --------------  --------------

INCOME (LOSS) FROM OPERATIONS                       34,831          58,759          89,669         239,943

OTHER INCOME (EXPENSE)
  Interest Expense                                 (13,029)        (19,483)        (33,082)        (66,471)
                                            ---------------  --------------  --------------  --------------

NET INCOME (LOSS)                           $       21,802   $      39,276   $      56,587   $     173,472
                                            ===============  ==============  ==============  ==============

Basic Net Income (Loss) Per common Share:
  Net Income (Loss)                         $         0.01   $        0.01   $        0.01   $        0.04
                                            ===============  ==============  ==============  ==============

Weighted Average Shares Outstanding              4,310,012       4,310,012       4,310,012       4,310,012
                                            ===============  ==============  ==============  ==============


              TAURUS ENTERTAINMENT COMPANIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Nine Months ended June 30,
                                                  2002        2001
                                               ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                 $  56,586   $ 173,472
    Depreciation and amortization                 52,109      47,999
    Changes in working capital                   208,291     127,828
                                               ----------  ----------

    Net cash provided by operating activities    316,986     349,299

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment         (206,124)    (36,563)
                                               ----------  ----------

    Net cash used in investing activities       (206,124)    (36,563)

CASH FLOWS FROM FINANCIAG ACTIVITIES:
    Payments on long-term debt                  (124,008)   (296,584)
                                               ----------  ----------

    Net cash used in financing activities       (124,008)   (296,584)

NET INCREASE (DECREASE) IN CASH                  (13,146)     16,152

CASH, at beginning of period                      94,660      35,184
                                               ----------  ----------

CASH, at end of period                         $  81,514   $  51,336
                                               ==========  ==========

SUPPLEMENTAL DISCLOSURES:
    Interest paid                              $  36,083   $  66,471
                                               ==========  ==========


              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

For the quarter ended June 30, 2002, the Company had consolidated total revenues of $324,806 compared to consolidated total revenues of $383,693 for the fiscal quarter ended June 30, 2001, or a decrease of $58,887. The decrease in revenues was due to a decrease in revenues from cover charges and VIP Memberships at the Company's location in Austin, Texas.

The cost of goods sold for the quarter ended June 30, 2002 decreased by $13,192 over the same period in 2001. Cost of goods sold for the quarter ended June 30, 2002 was 3.50% of total revenues compared to 6.40% for the quarter ended June 30, 2001. This decrease was due primarily to the reduction in food costs due to the elimination of catered food services.

Payroll and related costs for the quarter ended June 30, 2002 were $89,857 compared to $88,746 for the quarter ended June 30, 2001. This increase is due to the addition of maintenance personnel in the Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the quarter ended June 30, 2002 were $188,728 compared to $211,606 for the quarter ended June 30, 2001.

Interest expense for the quarter ended June 30, 2002 was $13,029 compared to $19,483 for the quarter ended June 30, 2001. The decrease was attributable to the Company's efforts to pay down debts and not incur any new debts.

Net income for the quarter ended June 30, 2002 was $21,802 compared to $39,276 for the quarter ended June 30, 2001. The decrease was primarily due to the decrease in revenues and to the additional payroll expenses at Company's location in Austin, Texas.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2001

For the nine months ended June 30, 2002, the Company had consolidated total revenues of $997,804 compared to consolidated total revenues of $1,163,368 for the fiscal nine months ended June 30, 2001, or a decrease of $165,564. The decrease in revenues was due to a decrease in cover charges and VIP Membership fees at the Company's location in Austin, Texas.

The cost of goods sold for the nine months ended June 30, 2002 decreased from the June 30, 2001 period by $15,359. As a percentage of revenues the cost of goods sold for the nine months ended June 30, 2002 was 5.27% compared to 5.83% for the nine months ended June 30, 2001. The decrease was due to the decrease in food costs as a result of eliminating catered food services.

Payroll and related costs for the nine months ended June 30, 2002 were $284,220 compared to $227,806 for the nine months ended June 30, 2001. The increase is due to the addition of maintenance personnel to the payroll expenses in the

Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the nine months ended June 30, 2002 were $571,335 compared to $627,679 for the nine months ended June 30, 2001. The decrease in these expenses was primarily due to the decrease in advertising expense, legal expense and general and administrative expenses.

Interest expense for the nine months ended June 30, 2002 was $33,082 compared to $66,471 for the nine months ended June 30, 2001. The decrease was attributable to the Company's efforts to pay down debt and not to incur new debts.

Net income for the nine months ended June 30, 2002 was $56,587 compared to $173,472 for the nine months ended June 30, 2001. The decrease was due to the decrease in revenues and to the increase in payroll costs at the Company's location in Austin, Texas.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had working capital deficit of $510,650 compared to a working capital deficit of $254,866 at September 30, 2001. The decrease in working capital was due to the decrease in net income and to the reclassification of land held for sale to fixed assets.

Net cash provided by operating activities in the nine months ended June 30, 2002 was $316,986 compared to $349,299 for the nine months ended June 30, 2001.

Depreciation and Amortization for the nine months ended June 30, 2002 were $52,109 compared to $47,999 for the nine months ended June 30, 2001.

In the opinion of management, working capital is not a true indicator of the financial status. Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short-term business down turns. The Company considers the primary indicators of financial status to be the long-term trend, the mix of sales revenues, overall cash flow and profitability from operations, and the level of long-term debt.

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

Item  3.    DEFAULTS  UPON  SENIOR  SECURITIES
       Not Applicable

Item  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERRS
       Not Applicable

Item  5.    OTHER  INFORMAITON
       Not Applicable

Item  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

      a.    Exhibits

            The flowing exhibits are included with this report:

            Exhibit
            Number       Description
            ------       -----------

             99.1 Certification of Chief Executive Officer and Chief Financial Officer of Taurus Entertainment Companies, Inc.

      b.    Form  8-K
               No reports on Form 8-k were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            TAURUS  ENTERTAINMENT  COMPANIES,  INC.



Date:  August  8,  2002     By:     /s/  Eric  Langan
                                    -----------------

                                    Eric Langan
                                    President and Chief Accounting Officer