Form 10KSB
period 2002-09-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 2002-12-30
CIK 225926

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission  File  Number:  0-8835

                      Taurus Entertainment Companies, Inc.
                 (Name of Small Business Issuer in Its Charter)

     Colorado                                                     84-0736215
   (State Or Other Jurisdiction Of                              (IRS Employer
Incorporation Or Organization)                               Identification No.)

                         505 North Belt Drive, Suite 630
                              Houston, Texas 77060
                    (Address Of Principal Executive Offices)

                                 (281) 820-1181
                         (Registrant's Telephone Number)

         Securities Registered Under Section 12(b) Of The Exchange Act:

                           Title Of Each Class     n/a
                Name Of Each Exchange On Which Registered     n/a

          Securities Registered Pursuant To 12(g) Of The Exchange Act:

                               Title Of Each Class
                          Common Stock, $.001 Par Value

     Check  whether  the  issuer:  (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended September 30, 2002, were $1,309,963. The aggregate market value of Common Stock held by non-affiliates of the registrant at November 25, 2002, based upon the last reported price on the OTCBB, was $21,560. As of November 25, 2002, there were 4,310,012 shares of common stock outstanding.

                                TABLE OF CONTENTS
PART  I                                                                     Page

Item  1.          Business                                                     1

Item  2.          Properties                                                   3

Item  3.          Legal  Proceedings                                           4

Item  4.          Submission  of  Matters  to a Vote of Security Holders       5

PART  II

Item  5.          Market  for  Registrant's  Common  Equity  and
                  Related  Stockholder  Matters                                5

Item  6.          Management's  Discussion  and  Analysis  of
                  Financial Condition and Results of Operations                6

Item  7.          Financial  Statements                                        9 and F-1

Item  8.          Changes  in  and  Disagreements  with  Accountants
                  on  Accounting  and  Financial  Disclosures                  9

PART  III

Item  9.          Directors,  Executive  Officers,  Promoters  and
                  Control  Persons;  Compliance  with  Section  16(a)  of
                  The  Exchange  Act                                           9

Item  10.         Executive  Compensation                                     10

Item  11.         Security  Ownership  of  Certain  Beneficial
                  Owners  and  Management  and
                  Related  Stockholder  Matters                               11

Item  12.         Certain  Relationships  and  Related  Transactions          12

Item  13.         Exhibits  and  Reports  on  Form  8-K                       12

Item.  14         Controls  and  Procedures                                   12

                                     PART I

ITEM  1.     BUSINESS

     Taurus Entertainment Companies, Inc. currently owns and operates one adult cabaret in Austin, Texas under the name XTC Cabaret. We also own a facility in north Houston that we lease to our parent company, Rick's Cabaret International, Inc. (Nasdaq "Rick"), that Rick's operates as a Rick's Cabaret. Our other real estate holdings consist of 350 acres of ranch land in Brazoria County, Texas and approximately 50 acres of raw land in Wise County, Texas. Our parent company, Rick's Cabaret International, Inc. (Nasdaq RICK), owns approximately 93% of our common stock.

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

     We have a policy of ensuring that our business is carried on in conformity with local, state and federal laws. In particular, we have a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout our facilities reinforce this policy, as do periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer leaves the premises, she is not allowed to return to work until the next day. We continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

     We review all credit card charges made by our customers. Specifically, we have in place a formal policy, which provides that all credit card charges must be approved in writing by our management before any charges are accepted. Management is trained to review credit card charges to ensure that the only credit card charges approved for payment are for non-alcoholic drinks and entertainment at XTC Cabaret.

     We have implemented internal operational and accounting procedures and controls designed to ensure the integrity of our business. We separate management personnel from all cash handling to ensure that management is isolated from, and does not handle, any cash. We use a combination of accounting procedures and physical inventory control procedures to ensure a high level of integrity in our accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide us with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. On a daily basis we review: (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily "cash requirements" analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert us to any variances from expected financial results based on a comparison to our historical operations. On a monthly basis we conduct an overview of our financial condition and have engage independent accountants to conduct an annual audit and to review and advise us about our internal controls.

COMPETITION

     The adult entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment product. Our nightclub competes with a number of locally-owned adult clubs. While there may be restrictions on the location of a so-called "sexually oriented business," there are no barriers to entry into the adult cabaret entertainment market. Only our name, "XTC Cabaret," is proprietary to us. For example, there are approximately nine adult cabarets located in the Austin, Texas area that are in competition with us. Although we believe that we are well-positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

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

EMPLOYEES  AND  INDEPENDENT  CONTRACTORS

     As of September 30, 2002, we had approximately 25 employees, of which 6 are in management positions and approximately 19 are engaged in customer service, including bartenders and waitresses. None of our employees are represented by a union and we consider our employee relations to be good.

     We have independent contractor relationships with over 150 entertainers, who are self-employed and work with us on a non-exclusive basis as independent contractors.

ITEM  2.     PROPERTIES

     Our principal executive offices are co-located at 505 North Belt, Houston, Texas, 77060, with our parent, Rick's Cabaret International, Inc. This 3,680 square foot office is leased by Rick's from a third party. Rick's provides this office space at no charge to us. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

     We own the north Houston location, where our parent, Rick's Cabaret International, Inc., operates a Rick's Cabaret. We also own the Austin location of our XTC Cabaret.

     Our north Houston location has 12,000 square feet of space. We recently paid off the mortgage and we now own the property free and clear.

     Our  XTC  nightclub in Austin has 6,800 square feet of space, which sits on
1.2 acres of land. The balance of the mortgage that we owe as of September 30, 2002 is $ 278,590 and the interest rate of 11%. Currently the monthly principal and interest payment is $ 9,822. The last payment is due in June 2005.

     We and our subsidiaries own a 350 acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas.

     The balance as of September 30, 2002 that we owe on the Brazoria County ranch mort-gage is $300,052 and the interest rate is 9.25%. We pay $2,573 in monthly principal and interest payments. The last mortgage payment is due in February 2006 with a balloon payment of $287,920.

     The  aggregate  balance  as  of  September 30, 2002 that we owe on the Wise
County raw land mortgages is $144,708 and the interest rate is 12%. We pay $1,537 in monthly principal and interest payments. The last mortgage payment is due in March 2026. We have entered into a contract to sell the raw land in Wise County, Texas for approximately $162,450. We presently intend to close this transaction on or about December 31, 2002. We will use the proceeds from this sale to pay off the mortgage on the property and for closing costs.

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

     In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial by other parties, including our parent, Rick's Cabaret International, Inc. In February 1998, the U.S. District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance. The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals. A hearing is scheduled in December 2002. Our business would be adversely affected if our appeal is unsuccessful.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS

     During the fourth quarter of fiscal 2002, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.

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

COMMON  STOCK  PRICE  RANGE

Our  fiscal  year  ends  September  30.

                 HIGH BID   LOW BID
                 ---------  --------
 Fiscal 2001
---------------

 First Quarter   $     .01  $    .01
 Second Quarter  $     .06  $    .06
 Third Quarter   $     .06  $    .06
 Fourth Quarter  $     .06  $    .06

Fiscal 2002
---------------

 First Quarter   $    1.25  $    .25
 Second Quarter  $     .50  $    .20
 Third Quarter   $     .35  $    .15
 Fourth Quarter  $     .17  $    .07

     On November 18, 2002, there were approximately 1,380 stockholders of record of the common stock. On October 30, 2002, the last trade price on our common stock was $0.07 per share.

TRANSFER  AGENT  AND  REGISTRAR

     The transfer agent and registrar for our common stock is Computershare Investor Services, Golden, Colorado.

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

EQUITY  COMPENSATION  PLAN  INFORMATION

     We do not presently have an equity compensation plan or a stock option plan, and we have no present intention to implement such plan. We have no outstanding stock options.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002, AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

     For the fiscal year ended September 30, 2002 we had consolidated total revenues of $1,309,963 compared to consolidated total revenues of $1,538,823 for the fiscal year ended September 30, 2001, or a decrease of $228,860. The decrease in revenues was due to the general decrease in revenues in the entertainment industry post September 11, 2001.

     The cost of goods sold for the year ended September 30, 2002 was approximately 5.04% revenues compared to approximately 5.94% for the year ended September 30, 2001. The decrease was due primarily to decrease in cost of providing complimentary food.

     Payroll and related costs for the year ended September 30, 2002 were $377,971 compared to $323,772 for the year ended September 30, 2001. The increase was due to increase in payroll expenses in the Austin location.

     Other  selling,  general  and  administrative  expenses  for the year ended
September  30,  2002  were  $792,468  compared  to  $830,275  for the year ended
September 30, 2001. The decrease was primarily due to decrease in legal and accounting fees and advertising expenses.

     Interest expense for the year ended September 30, 2002 was $54,199 compared to $82,549 for the year ended September 30, 2001. The decrease was attributable to the management's effort to pay down our current debts and not incur any new debts.

     Net income for the year ended September 30, 2002 was $19,247 compared to net income of $210,772 for the year ended September 30, 2001. The decrease was primarily due to decrease in the revenues.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2002, we had a working capital deficit of $592,908 compared to a working capital deficit of $454,869 at September 30, 2001. The decrease in working capital was primarily due to an increase in payable to parent and a decrease in cash, accounts receivable and other current assets.

     Net cash provided by operating activities in the year ended September 30, 2002 was $102,700, compared to net cash provided by operations of $301,357 for the year ended September 30, 2001. The decrease in cash provided by operating activities was primarily due to decrease in net income before depreciation and a reduction of accounts payable.

     Depreciation and Amortization for the year ended September 30, 2002 were $70,187 compared to $65,989 for the year ended September 30, 2001.

     In our opinion, working capital is not a true indicator of our financial condition. We typically carry current liabilities in excess of current assets because we collect substantially immediate payment for sales, with de minimis receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms that allow us to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend, the mix of sales revenues, overall cash flow and profitability from operations, and the level of long-term debt.

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

ITEM  7.     FINANCIAL  STATEMENTS

The information required by this Item 7 is included in this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure. Our independent auditors are now named Whitley Penn. The former name of our independent auditors was Jackson & Rhodes. In 2002, the accounting and audit division of Jackson & Rhodes merged with Whitley Penn. Our independent auditors have been advised by the Securities and Exchange Commission that for purposes of this Item 8 there has been no reportable change in independent auditors. The CPA at Whitley Penn who supervised our audit for the fiscal year ended September 30, 2002 is the same CPA who supervised our prior year's audit at Jackson & Rhodes.

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

     Since 1997, Eric S. Langan, age 34, has been our Director, Chief Executive Officer, President and Chief Financial Officer. Mr. Langan has been involved in the adult entertainment business since 1989. From January 1997 through the present, he has held the position of President with XTC Cabaret, Inc., which we subsequently acquired. From November 1992 until January 1997, Mr. Langan was the President of Bathing Beauties, Inc. Since 1989, Mr. Langan has exercised managerial control over the grand openings and operations of more than twelve adult entertainment businesses. Mr. Langan has also been an officer of Citation Land LLC, which owned commercial income real estate in Houston, Texas, which we also subsequently acquired. Since 1998, Mr. Langan has been a Director and the Chief Executive Officer and Chief Accounting Officer of our parent company, Rick's Cabaret International, Inc.

     On October 28, 2002, in the matter in the Circuit Court of Mobile, Alabama, against Eric Langan, our President and Director, the State of Alabama prosecutor made a motion not to prosecute the case against Mr. Langan which was granted by the Court. The State's declining to prosecute Mr. Langan concluded the matter. The charges had been in connection with a tanning salon that Mr. Langan previously owned and sold more than five years ago. The charges were completely and totally unrelated to our operations or activities, or Mr. Langan's relationship as our President and Director. The charges related to a recently enacted statute in Alabama aimed at the adult entertainment business. The charges were in connection with acts that purportedly occurred in January 2001 and March 2001, more than five years after Mr. Langan sold the tanning salon business.

CERTAIN  SECURITY  FILINGS

     We believe that all persons subject to Section 16(a) of the Exchange Act in connection with us have complied on a timely basis.

     We have no compensation, nominating or audit committees. Mr. Langan is our only director and officer.

ITEM  10.     EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

                     Annual  Compensation        Long  Term  Compensation
                                                  Awards                Payouts
                                     Other                  Securities              All
Name and                             Annual     Restricted  Underlying              Other
Principal                            Compen-      Stock      Options/     LTIP      Compen-
Position   Year   Salary   Bonus     sation (1)   Awards       SARs      Payouts    sation
Eric       2002  $ -0-(2)    -0-         -0-         -0-         -0-         -0-      -0-
Langan     2001  $ -0-(2)    -0-         -0-         -0-         -0-         -0-      -0-
           2000  $ -0-(2)    -0-         -0-         -0-         -0-         -0-      -0-

________________________
(1) We provide Mr. Langan with certain personal benefits. Since the value of such benefits does not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are omitted. Mr. Langan is also an employee of our parent, Rick's Cabaret International, Inc. which owns 93% of our common stock. Mr. Langan receives compensation from Rick's Cabaret International, Inc.

(2) Our parent, Rick's Cabaret International, Inc. paid Mr. Langan $260,000 as compensation in fiscal 2002, $239,600 as compensation in fiscal 2001 and $175,890 as compensation in fiscal 2000, none of which was allocated to us.

DIRECTOR  COMPENSATION

     We do not currently pay any cash director's fees, but we may pay the expenses, if any, of our directors in attending board meetings.

EMPLOYEE  STOCK  OPTION  PLAN  AND  EQUITY  COMPENSATION  PLAN  INFORMATION

     We do not presently have an equity compensation plan nor a stock option plan, and we have no present intention to implement such plan. We have no outstanding stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information at November 18, 2002, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our Directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Rick's Cabaret International, Inc. has sole voting and investment power with respect to the shares shown as beneficially owned by it. As of November 18, 2002, there were approximately 4,310,012 shares of our common stock outstanding.

Name and                                Number of            Title of              Percent
Address                                 Shares               Class                 of Class
___________________________________________________________________________________________
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

All  directors  and  officers  as
a  group  (one  person)                 -0-                  Common  Stock          0.0%

_________________________________
(1) Mr. Langan is a Director and President of our parent, Rick's Cabaret International, Inc.

     We are not aware of any arrangements that could result in a change of control.

     The  disclosure  required  by Item 201(d) of Regulation S-B is set forth in
     ITEM  5  herein.

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

     We had allocated $300,000 to our parent company, Rick's Cabaret International , Inc. in management fees expensed during each of the years ended September 30, 2002 and 2001 (included in other general and administrative expenses). Rick's Cabaret International, Inc. owns approximately 93% of our common stock.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

               None.

(b)     Reports  on  Form  8-K.

               None.

ITEM  14.     CONTROLS  AND  PROCEDURES

     Eric Langan, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001



                                TABLE OF CONTENTS



Report  of  Independent  Auditors                                            F-2

Combined  Financial  Statements:

     Consolidated  Balance  Sheets                                           F-3

     Consolidated  Statements  of  Operation                                 F-4

     Consolidated  Statements  of  Stockholders'  Equity                     F-5

     Consolidated  Statements  of  Cash  Flows                               F-6

Notes  to  Consolidated  Financial  Statements                               F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders' of Taurus Entertainment Companies, Inc. and subsidiaries

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Taurus
Entertainment Companies, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taurus Entertainment Companies, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Dallas,  Texas
November  6,  2002

                TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,
                                                              2002          2001
                                                          ------------  ------------
ASSETS
Current assets:
  Cash                                                    $    50,656   $    94,660
  Accounts receivable                                           3,757        37,637
  Other current assets                                          8,522        11,267
                                                          ------------  ------------
Total current assets                                           62,935       143,564
                                                          ------------  ------------

Property, plant and equipment, net                          2,135,490     1,938,191

Notes receivable                                               55,966       105,902
                                                          ------------  ------------

Total assets                                              $ 2,254,391   $ 2,187,657
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                $    51,564   $    75,337
  Current maturities of long-term debt                          9,923       147,338
  Payable to Parent                                           551,398       333,214
  Accrued expenses                                             42,958        42,544
                                                          ------------  ------------
Total current liabilities                                     655,843       598,433

Long-term debt, less current maturities                       453,358       463,281
                                                          ------------  ------------

 Total liabilities                                          1,109,201     1,061,714
                                                          ------------  ------------

Commitments and contingencies                                       -             -

Stockholders' equity:
  Preferred stock - $.10 par, authorized
      10,000,000 shares; none issued and outstanding                -             -
  Common stock - $.01 par, authorized 20,000,000 shares;
       issued and outstanding 4,310,012 shares                  4,310         4,310
  Additional paid-in capital                                4,026,428     4,026,428
  Accumulated deficit                                      (2,885,548)   (2,904,795)
                                                          ------------  ------------
Total stockholders' equity                                  1,145,190     1,125,943
                                                          ------------  ------------

Total liabilities and stockholders' equity                $ 2,254,391   $ 2,187,657
                                                          ============  ============


See accompanying notes.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                    YEAR ENDED SEPTEMBER 30,
                                        2002        2001
                                     ----------  ----------
Revenues:
  Sales of non-alcoholic beverages   $  166,575  $  181,393
  Service revenues                    1,109,680   1,322,623
  Other                                  33,708      34,807
                                     ----------  ----------

                                      1,309,963   1,538,823
                                     ----------  ----------

Operating expenses:
  Cost of goods sold                     66,078      91,455
  Salaries and wages                    377,971     323,772
  Other general and administrative:
    Taxes and permits                   137,637     148,112
    Charge card fees                      3,046       4,225
    Legal and accounting                 42,859      82,582
    Advertising                          58,082      65,467
    Other                               550,844     529,889
                                     ----------  ----------

                                      1,236,517   1,245,502
                                     ----------  ----------

Income from operations                   73,446     293,321

Interest expense                         54,199      82,549
                                     ----------  ----------

Net income                           $   19,247  $  210,772
                                     ==========  ==========


Basic net income per common share    $     0.00  $     0.05
                                     ==========  ==========

Weighted average shares outstanding   4,310,012   4,310,012
                                     ==========  ==========


See accompanying notes.

                  TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                Common Stock
                             -------------------   Additional
                             Number of              Paid-in     Accumulated
                              Shares     Amount     Capital       Deficit       Total
                             ---------  --------  ------------  ------------  ----------
Balance, September 30, 2000  4,305,012  $  4,305  $  4,026,383  $(3,115,567)  $  915,121

Issuance of common shares        5,000         5            45            -           50

Net income                           -         -             -      210,772      210,772
                             ---------  --------  ------------  ------------  ----------
Balance, September 30, 2001  4,310,012  $  4,310  $  4,026,428  $(2,904,795)  $1,125,943

Net income                           -         -             -       19,247       19,247
                             ---------  --------  ------------  ------------  ----------

Balance, September 30, 2002  4,310,012  $  4,310  $  4,026,428  $(2,885,548)  $1,145,190
                             =========  ========  ============  ============  ==========


See accompanying notes.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 YEAR ENDED SEPTEMBER 30,
                                                     2002        2001
                                                  ----------  ----------
OPERATING ACTIVITIES
Net income                                        $  19,247   $ 210,772
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                      70,187      65,989
  Issuance of common shares for expense                   -          50
  Changes in assets and liabilities:
    Accounts receivable                              33,880      (1,224)
    Other assets                                      2,745      29,456
    Accounts payable and accrued liabilities        (23,359)     (3,686)
                                                  ----------  ----------
Net cash provided by operating activities           102,700     301,357
                                                  ----------  ----------

INVESTING ACTIVITIES
  Additions to property and equipment              (267,486)    (41,816)
  Proceeds from note receivable                     105,936           -
  Issuance of note receivable                       (56,000)          -
                                                  ----------  ----------
Net cash used by investing activities              (217,550)    (41,816)
                                                  ----------  ----------

FINANCING ACTIVITIES
  Payments on long-term debt                       (147,338)   (335,955)
  Increase payable to Parent                        218,184     135,890
                                                  ----------  ----------
Net cash provided (used) by financing activities     70,846    (200,065)
                                                  ----------  ----------

Net increase (decrease) in cash                     (44,004)     59,476

Cash at beginning of year                            94,660      35,184
                                                  ----------  ----------

Cash at end of year                               $  50,656   $  94,660
                                                  ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for interest          $  54,199   $  82,549
                                                  ==========  ==========


See accompanying notes.

             TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

A.     NATURE  OF  BUSINESS

Taurus Entertainment Companies, Inc. ("Taurus" or the "Companies"), formerly Taurus Petroleum, Inc., changed its name in November 1997 to reflect its entry into the adult entertainment business. The Company, which was formed as a Colorado corporation in 1977, was previously an independent oil and gas exploration, development and production company until it divested all of its oil and gas assets in July 1996. In November 1997, Taurus' stockholders approved a 1 for 300 reverse common stock split and the number of authorized shares of common stock was reduced from 200,000,000 to 20,000,000. Additionally, Taurus authorized 10,000,000 shares of preferred stock. On August 4, 1998, the Company's principal shareholders entered into an agreement with Rick's Cabaret International, Inc. ("Rick's"), whereby Rick's acquired approximately 93% of the outstanding common stock of the Company. Rick's is a publicly held company in the adult entertainment business.


B.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the Companies' significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

BASIS  OF  ACCOUNTING

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting a working capital deficit of $592,908 and has an accumulated deficit of $2,885,548 at September 30, 2002.

The Company has become profitable in the years ended September 30, 2002 and 2001 and management believes it has implemented plans that will ensure that the Company will continue to be profitable.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

             TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

B.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

CASH  AND  CASH  EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. No such short term investments existed as of September 30, 2002 and 2001.

The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits may be in excess of federally insured limits. The Company has not incurred losses related to its cash on deposit with banks.

PROPERTY  AND  EQUIPMENT

Property and equipment are carried at cost and depreciated using the straight-line method for financial statement. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment secures the companies' long-term debt.
Estimated  useful  lives  for  property  and  equipment  are  as  follows:

                    Building  and  improvements              31 years
                    Furniture  and  fixtures                  7 years
                    Equipment                             5 - 7 years
                    Leasehold  improvements                  10 years

INVENTORIES

Inventories, consisting principally of food products, are stated at the lower of cost or market (first-in, first-out method).

             TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

B.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

LAND  HELD  FOR  SALE

The Companies' property held for sale consists of land located in Decatur, Texas. During 2002 the Company decided to hold the land as an asset, accordingly, the land has been reclassified to plant, property, and equipment.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of the notes payable also approximates fair value given that it bears a market rate of interest. None of the financial instruments are held for trading purposes.

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

RECLASSIFICATION

Certain amounts have been reclassified to conform to the current year's presentation.


C.     PLANT,  PROPERTY,  AND  EQUIPMENT

Property  and  equipment,  as  of  December  31, were composed of the following:

                                  2002        2001
                               ----------  ----------
Land                           $  942,007  $  942,007
                               ----------  ----------
Buildings and improvements        888,431     888,431
Furniture and fixtures            144,002     144,002
Equipment                         137,137     120,218
Leasehold improvements            306,825      56,259
                               ----------  ----------
                                2,418,402   2,150,917
Less accumulated depreciation     282,912     212,726
                               ----------  ----------

                               $2,135,490  $1,938,191
                               ==========  ==========

             TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

D.     LONG-TERM  DEBT

Long-term  debt  at  September  30,  consisted  of  the  following:

                                                            2002      2001
                                                          ========  ========
 Note payable to partnership maturing March 2026,
 due in monthly installments of $576 including principal
 and interest at 12%; secured by real estate.             $ 54,120  $ 54,512

 Note payable to partnership maturing July 2007,
 due in monthly installments of $653 including principal
 and interest at 12%; secured by real estate.               61,369    61,813

 Note payable to partnership maturing July 2007,
 due in monthly installments of $309 including principal
 and interest at 12%; secured by real estate.               29,220    29,404

 Note payable to individual maturing March 2006,
 due in monthly installments of $2,573, plus interest at
 9.25%; secured by real estate.                            300,052   303,023

 Note payable to corporation maturing April 2002,
 due in monthly installments of $13,758 including
 principal and interest at 10%; secured by real estate.          -   138,295

 Note payable to a finance company, payable $597 per
 month including interest at 9.9%, collateralized by
 equipment                                                  18,520    23,572
                                                          --------  --------
                                                           463,281   610,619
 Less current maturities                                     9,923   147,338
                                                          --------  --------
                                                          $453,358  $463,281
                                                          ========  ========

             TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

D.     LONG-TERM  DEBT  -  CONTINUED

Future maturities of notes payable at September 30, 2002 approximate the following:

                        2003                                      $ 10,000
                        2004                                        11,000
                        2005                                        12,000
                        2006                                       291,000
                        2007                                         2,000
                        Thereafter                                 137,000
                                                                ----------

                                                                  $463,000
                                                                ==========

E.     FEDERAL  INCOME  TAXES

The Company will be included in a consolidated federal income tax return with its parent. No income taxes are payable since the consolidated group has a net operating tax loss carryforward for the periods ended September 30, 2002 and 2000. The consolidated group has elected to not allocate taxes in periods in which no tax is paid by the group.

For tax purposes, the consolidated group has a net operating loss carryforward amounting to approximately $600,000 which will expire, if not utilized, beginning in 2012.


F.     RELATED  PARTY  TRANSACTIONS

The Company was allocated $300,000 in management fees expenses during each of the years ended September 30, 2002 and 2001 (included in other general and administrative expenses).


G.     COMMITMENTS  AND  CONTINGENCIES

The Companies have entered into various non-cancelable operating leases for office space and operating facilities. Future minimum lease obligations as of September 30, 2002 approximate the following:

                        2003              $     15,000
                        2004                     8,000
                                          ------------

                                          $     23,000
                                          ============

             TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES

G.     COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

The Companies are involved in various suits and claims arising in the normal course of business. In management's opinion, the ultimate outcome of these items will not have a material adverse effect on the Companies' results of operations or financial position.

                                   SIGNATURES


     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 26, 2002.

                                       TAURUS  ENTERTAINMENT  COMPANIES,  INC.




                                       ___________________________________
                                       /s/  Eric  Langan
                                       Eric  Langan
                                       Director,  Chairman  of  the  Board,
                                       Chief  Executive  Officer,  President
                                       and  Chief  Financial  Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                             TITLE                           DATE



________________________
/s/  Eric  Langan
Eric Langan               Director, Chairman of the Board,     December 26, 2002
                          Chief Executive Officer, President
                          and Chief Financial Officer

Certification of Chief Executive Officer of Taurus Entertainment Companies, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
-----------

I, Eric Langan, the Chief Executive Officer of Taurus Entertainment Companies, Inc. hereby certify that Taurus Entertainment Companies, Inc.'s periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Taurus Entertainment Companies, Inc.


Date:  December 26, 2002            /s/     Eric  Langan
                                            Eric Langan
                                            Chief Executive Officer of
                                            Taurus Entertainment Companies, Inc.




Certification of Chief Financial Officer of Taurus Entertainment Companies, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
-----------

I, Eric Langan, the Chief Financial Officer of Taurus Entertainment Companies, Inc.hereby certify that Taurus Entertainment Companies, Inc.'s periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Taurus Entertainment Companies, Inc.


Date:  December 26, 2002            /s/     Eric  Langan
                                            Eric  Langan
                                            Chief  Financial  Officer  of
                                            Taurus Entertainment Companies, Inc.

CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER

I,  Eric  Langan,  certify  that:
1. I have reviewed this annual report on Form 10-KSB of Taurus Entertainment Companies, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  26,  2002

_______________________
/s/  Eric  Langan
Eric  Langan
Chief  Executive  Officer

CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER

I,  Eric  Langan,  certify  that:
1. I have reviewed this annual report on Form 10-KSB of Taurus Entertainment Companies, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  26,  2002

_______________________
/s/  Eric  Langan
Eric  Langan
Chief  Financial  Officer