Form 10QSB
period 2002-12-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 2003-02-11
CIK 225926

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report under to Section 13 Or 15(D) of the Securities Exchange Act of 1934; For the quarterly period ended: December 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At January 31, 2003, approximately 4,310,012 shares of common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One); Yes [ ] No [X]

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART  I          FINANCIAL  INFORMATION

Item  1.  Financial  Statements

          Consolidated Balance Sheets as of December 31, 2002
          (unaudited) and September 30, 2002 (audited) . . . . . . . . . . . .1

          Consolidated Statements of Operations for the three
          months ended December 31, 2002 and 2001 (unaudited). . . . . . . . .3

          Consolidated Statements of Cash Flows for the three
          months ended December 31, 2002 and 2001 (unaudited). . . . . . . . .4

          Notes to Consolidated Financial Statements . . . . . . . . . . . . .5

Item  2.  Management's  Discussion  and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . .6




PART II   OTHER  INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .9

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART  I     FINANCIAL  INFORMATION

Item  1.    Financial  Statements

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                    12/31/2002     9/30/2002
                                                    (UNAUDITED)    (AUDITED)
                                                   ------------  ------------
CURRENT ASSETS
  Cash                                             $     92,512  $    50,656
  Accounts receivable                                       400        3,757
  Prepaid expenses                                        7,141        7,956
  Inventories                                               566          566
                                                   ------------  ------------

    Total current assets                                100,619       62,935
                                                   ------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements          2,137,454    2,137,242
  Furniture & equipment                                 254,357      281,160
                                                   ------------  ------------

                                                      2,391,811    2,418,402

  Accumulated depreciation                             (286,491)    (282,912)
                                                   ------------  ------------

     Total property and equipment                     2,105,320    2,135,490
                                                   ------------  ------------

OTHER ASSETS
  Other                                                  56,020       55,966
                                                   ------------  ------------

      Total assets                                 $  2,261,959   $2,254,391
                                                   ============  ============

               TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

                                                         12/31/2002     9/30/2002
                                                         (UNAUDITED)    (AUDITED)
                                                       -------------  -------------
CURRENT  LIABILITIES

  Current portion of long term debt                    $      10,233  $      9,923
  Payable to Parent                                          563,487       551,398
  Accounts payable - trade                                    67,484        51,564
  Accrued expenses                                            59,662        42,958
                                                       -------------  -------------

    Total current liabilities                                700,866       655,843

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion                        450,645       453,358
                                                       -------------  -------------

  Total Liabilities                                        1,151,511     1,109,201
                                                       -------------  -------------

COMMITMENTS AND CONTINGENCIES                                    ---           ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000 shares; none outstanding                           ---           ---
  Common stock - $.001 par, authorized
    15,000,000 shares
    issued 4,310,012 shares                                    4,310         4,310
  Additional paid in capital                               4,026,428     4,026,428
  Retained earnings (deficit)                             (2,920,290)   (2,885,548)
                                                       -------------  -------------

      Total stockholders' equity                           1,110,448     1,145,190
                                                       -------------  -------------

      Total liabilities and stockholders' equity       $   2,261,959  $  2,254,391
                                                       =============  =============

           TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                               2002         2001
                                            (UNAUDITED)  (UNAUDITED)
REVENUES
  Service revenues                          $  234,793   $  287,211
  Other                                         39,334       49,826
                                            -----------  -----------

    Total revenues                             274,127      337,037
                                            -----------  -----------

OPERATING EXPENSES
  Cost of goods sold                            13,313       23,224
  Salaries and wages                            93,800       95,263
  Other general and administrative
    Taxes and permits                           29,861       38,820
    Charge card fees                               754          654
    Legal and accounting                        10,247        2,948
    Advertising                                 10,268       13,284
    Other                                      138,907      130,361
                                            -----------  -----------

      Total operating expenses                 297,150      304,554
                                            -----------  -----------

INCOME/(LOSS) FROM OPERATIONS                  (23,023)      32,483

  Interest Expense                             (11,719)     (12,033)
                                            -----------  -----------

NET INCOME/(LOSS)                           $  (34,742)  $   20,450
                                            ===========  ===========


BASIC NET INCOME/(LOSS) PER COMMON SHARE    $    (0.01)  $     0.01
                                            ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          4,310,012    4,310,012
                                            ===========  ===========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                    2001         2000
                                                 (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME/(LOSS)                                  $ (34,742)  $ 20,450

ADJUSTMENTS TO RECONCILE NET INCOME/(LOSS)
  TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation                                      18,603     17,370
    Changes in assets and liabilities:
      Accounts receivable                              3,357     (5,573)
      Prepaid expenses                                   815      3,414
      Inventories                                         --         --
      Other Assets                                       (54)     8,581
      Accounts payable and accrued expenses           56,472    (16,951)
                                                   ----------  ---------
    Net cash provided by operating activities         44,451     27,591
                                                   ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property equipment                       (192)       ---
                                                   ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on long term debt                        (2,403)   (40,312)
                                                   ----------  ---------
    Net cash used by financing activities             (2,403)   (40,312)
                                                   ----------  ---------

NET INCREASE/(DECREASE) IN CASH                       41,856    (12,721)

CASH AT BEGINNING OF PERIOD                           50,656     94,660
                                                   ----------  ---------

CASH AT END OF PERIOD                              $  92,512   $ 81,939
                                                   ==========  =========
CASH PAID DURING PERIOD FOR:
  Interest                                         $  11,719   $ 12,033
                                                   ==========  =========

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's audited and unaudited consolidated financial statements and related notes thereto included in this annual report.


FORWARD LOOKING STATEMENT AND INFORMATION

The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QKSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.


GENERAL

We currently own and operate one adult nightclub under the name "X.T.C. Cabaret" in Austin, Texas. We own commercial income real estate and undeveloped real estate. Our revenues are derived from cover charges, and the sale of non-alcoholic beverages.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

For the quarter ended December 31, 2002, the Company had consolidated total revenues of $274,127 compared to consolidated total revenues of $337,037 for the fiscal quarter ended December 31, 2001, or a decrease of $62,910. The decrease in revenues was due to a decrease in non-alcoholic beverage sales, floor fees, and merchandise revenues at the Company's location in Austin, Texas.

The cost of goods sold for the quarter ended December 31, 2002 was 4.86% of total revenues compared to 6.89% for the quarter ended December 31, 2000. The decrease was due primarily to the reduction in food costs. Management has developed and implemented a strategy to reduce the food cost without reduction in food quality.

Payroll and related costs for the quarter ended December 31, 2002 were $93,800 compared to $95,263 for the quarter ended December 31, 2001. The decrease was due to the overall decrease in payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the quarter ended December 31, 2002 were $190,037 compared to $186,067 for the quarter ended December 31, 2001. The increase in these expenses was primarily due to a increase in legal and accounting fees and maintenance/repairs expenses.

Interest expense for the quarter ended December 31, 2002 was $11,719 compared to $12,033 for the quarter ended December 31, 2001. This decrease was attributable to the Company's efforts not to incur any new debts.

Net loss for the quarter ended December 31, 2002 was $34,742 compared to a net income of $20,450 for the quarter ended December 31, 2001. The decrease was primarily due to the decrease of service revenues at Company's location in Austin, Texas. Management currently believes that the Company is in the position to be profitable for fiscal year 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, the Company had a working capital deficit of $600,247 compared to a working capital deficit of $592,908 at September 30, 2002. The decrease in working capital was due to the increase in Accounts Payable and accrued expenses.

Net cash provided by operating activities in the three months ended December 31, 2002 was $44,451 compared to net cash provided of $27,591 for the three months ended December 31, 2001. The increase in cash provided by operating activities was due principally to the increase in accounts payable and accrued expenses.

Depreciation and Amortization for the three months ended December 31, 2002 were $18,603 compared to $17,370 for the three months ended December 31, 2001.

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

PART  II       OTHER INFORMATION

Item 6.    Exhibits and Reports  on Form 8-K

(a)  Exhibits

           Exhibit 99.1 -- Certification of Chief Executive Officer and Chief Financial Officer of Taurus Entertainment Companies, Inc.

(b)  Reports  on  Form  8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        Taurus Entertainment Companies, Inc.




Date: February 11, 2003                 By:  /s/  Eric S. Langan
                                        -------------------------------------
                                        Eric S. Langan
                                        President and Chief Financial Officer