Form 10QSB
period 2003-03-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 2003-05-15
CIK 225926

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report under to Section 13 Or 15(D) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

At May 8, 2003, approximately 4,310,012 shares of common stock, $.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  One);  Yes [ ] No [X]

                      TAURUS ENTERTAINMENT COMPANIES, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART  I          FINANCIAL  INFORMATION

Item 1.   Financial  Statements

          Consolidated Balance Sheets as of
          March 31, 2003 (unaudited) and September 30, 2002 (audited) . . . .1

          Consolidated Statements of Operations for the three and
          six months ended March 31, 2003 and 2002 (unaudited). . . . . . . .3

          Consolidated Statements of Cash Flows for
          the six months ended March 31, 2003 and 2002 (unaudited). . . . . .4

          Notes to Consolidated Financial Statements. . . . . . . . . . . . .5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . .5

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . .8


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .9

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS
                             ------

                                               3/31/2003     9/30/2002
                                              (UNAUDITED)    (AUDITED)
                                              ------------  -----------
CURRENT ASSETS

  Cash                                        $    36,387   $   50,656
  Accounts receivable                                 342        3,757
  Prepaid expenses                                 16,056        7,956
  Inventories                                         566          566
                                              ------------  -----------

    Total current assets                           53,351       62,935
                                              ------------  -----------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements    2,137,455    2,137,242
  Furniture & equipment                           254,356      281,160
                                              ------------  -----------

                                                2,391,811    2,418,402

  Accumulated depreciation                       (305,094)    (282,912)
                                              ------------  -----------

    Total property and equipment                2,086,717    2,135,490
                                              ------------  -----------

OTHER ASSETS
  Other                                            55,866       55,966
                                              ------------  -----------

    Total assets                              $ 2,195,934   $2,254,391
                                              ============  ===========



              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                    3/31/2003     9/30/2002
                                                   (UNAUDITED)    (AUDITED)
                                                   ------------  ------------
CURRENT  LIABILITIES

  Current portion of long term debt                $    10,489   $     9,923
  Payable to Parent                                    530,816       551,398
  Accounts payable - trade                              59,530        51,564
  Accrued expenses                                      41,736        42,958
                                                   ------------  ------------

    Total current liabilities                          642,571       655,843

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion                  447,924       453,358
                                                   ------------  ------------

  Total Liabilities                                  1,090,495     1,109,201
                                                   ------------  ------------

COMMITMENTS AND CONTINGENCIES                              ---           ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000 shares; none outstanding                     ---           ---
  Common stock - $.001 par, authorized
    15,000,000 shares,
    4,310,012 shares issued and outstanding              4,310         4,310
  Additional paid in capital                         4,026,428     4,026,428
  Retained earnings (deficit)                       (2,925,299)   (2,885,548)
                                                   ------------  ------------

      Total stockholders' equity                     1,105,439     1,145,190
                                                   ------------  ------------

      Total liabilities and stockholders' equity   $ 2,195,934   $ 2,254,391
                                                   ============  ============

                     TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                             FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                ENDED MARCH 31,           ENDED MARCH 31,
                                               2003         2002         2003         2002
                                            -----------  -----------  -----------  -----------
REVENUES
  Service revenues                          $  285,146   $  285,686   $  519,939   $  572,897
  Other                                         46,643       50,275       85,977      100,101
                                            -----------  -----------  -----------  -----------
                                               331,789      335,961      605,916      672,998
                                            -----------  -----------  -----------  -----------
OPERATING EXPENSES
  Cost of goods sold                            12,040       17,967       25,353       41,191
  Salaries and wages                            95,829       99,100      189,629      194,363
  Other general and administrative
      Taxes and permits                         38,932       35,966       68,793       74,786
      Charge card fees                             586          673        1,340        1,327
      Legal and accounting                      17,017        9,748       27,264       12,696
      Advertising                               26,266       16,718       36,534       30,002
      Other                                    137,765      130,433      276,672      260,794
                                            -----------  -----------  -----------  -----------
                                               328,435      310,605      625,585      615,159
                                            -----------  -----------  -----------  -----------
INCOME/(LOSS) FROM OPERATIONS                    3,354       25,356      (19,669)      57,839

  Interest Expense                              (8,363)     (11,021)     (20,082)     (23,054)
                                            -----------  -----------  -----------  -----------

NET INCOME/(LOSS)                           $   (5,009)  $   14,335   $  (39,751)  $   34,785
                                            ===========  ===========  ===========  ===========

BASIC NET INCOME/(LOSS) PER COMMON SHARE:

                                            $    (0.00)  $     0.00   $    (0.01)  $     0.01
                                            ===========  ===========  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES               4,310,012    4,310,012    4,310,012    4,310,012
OUTSTANDING                                 ===========  ===========  ===========  ===========

                        TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                            (Unaudited)

                                                                   2003       2002
                                                                 ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                            $(39,751)  $ 34,785
    Depreciation and amortization                                  37,206     31,240
    Changes in working capital                                     (6,664)   (11,696)
                                                                 ---------  ---------
           Net cash provided/(used) by operating activities        (9,209)    54,329
                                                                 ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    additions to property equipment                                  (192)       ---
                                                                 ---------  ---------
    Net cash used in investing activities                            (192)       ---
                                                                 ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                     (4,868)   (81,641)
                                                                 ---------  ---------
    Net cash used in financing activities                          (4,868)   (81,641)
                                                                 ---------  ---------

NET DECREASE IN CASH                                              (14,269)   (27,312)

CASH AT BEGINNING OF PERIOD                                        50,656     94,660
                                                                 ---------  ---------
CASH AT END OF PERIOD                                            $ 36,387   $ 67,348
                                                                 =========  =========

CASH PAID DURING PERIOD FOR:

    Interest                                                     $ 20,082   $ 23,054
                                                                 =========  =========

Non cash transactions:
During the quarter ended march 31, 2003, the Company transferred property and equipment with a net book value of $26,783 to its Parent.

              TAURUS ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's quarterly unaudited consolidated financial statements and related notes thereto included in this quarterly report.


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

For the quarter ended March 31, 2003, the Company had consolidated total revenues of $331,789 compared to consolidated total revenues of $335,961 for the fiscal quarter ended March 31, 2002, or a decrease of $4,172. The decrease in revenues was due to a decrease in cover charges and merchandise sales at the Company's location in Austin, Texas.

The cost of goods sold for the quarter ended March 31, 2003 was 3.63% of total revenues compared to 5.35% for the quarter ended March 31, 2002. The decrease was due primarily to the reduction in food costs. Management has developed and implemented a strategy to reduce the food cost without reduction in food quality.

Payroll and related costs for the quarter ended March 31, 2003 were $95,829 compared to $99,100 for the quarter ended March 31, 2002. The decrease was due to the overall decrease in payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are appropriate.

Other selling, general and administrative expenses for the quarter ended March 31, 2003 were $220,566 compared to $193,538 for the quarter ended March 31, 2002. The increase in these expenses was primarily due to a increase in legal and professional fees, property taxes, advertising fees, insurance, and maintenance/repairs expenses.

Interest expense for the quarter ended March 31, 2003 was $8,363 compared to $11,021 for the quarter ended March 31, 2002. This decrease was attributable to the Company's efforts not to incur any new debts.

Net loss for the quarter ended March 31, 2003 was ($5,009) compared to a net income of $14,335 for the quarter ended March 31, 2002. The decrease was primarily due to the decrease in revenues and an increase in other general and administrative expenses at the Company's location in Austin, Texas. Management currently believes that the Company is in the position to be profitable for fiscal year 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2002

For the six months ended March 31, 2003, the Company had consolidated total revenues of $605,916 compared to consolidated total revenues of $672,998 for the fiscal six months ended March 31, 2002, or a decrease of $67,082. The decrease in revenues was due to a decrease in cover charges and merchandise sales at the Company's location in Austin, Texas.

The cost of goods sold for the six months ended March 31, 2003 decreased from the March 31, 2002 period by $15,838. As a percentage of revenues the cost of goods sold for the six months ended March 31, 2003 was 4.19% compared to 6.12% for the six months ended March 31, 2002. The percentage decrease was due to the reduction in food costs.

Payroll and related costs for the six months ended March 31, 2003 were $189,629 compared to $194,363 for the six months ended March 31, 2002. The decrease was due to the overall decrease in payroll expenses in the Austin location. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the six months ended March 31, 2003 were $410,603 compared to $379,605 for the six months ended March 31, 2002. The increase in these expenses was primarily due to the increase in legal and professional fees, property taxes, advertising fees, insurance, and maintenance/repairs expenses.

Interest expense for the six months ended March 31, 2003 was $20,082 compared to $23,054 for the six months ended March 31, 2002. The decrease was attributable to the Company's efforts to pay down debt and not to incur new debts.

Net income/(loss) for the six months ended March 31, 2003 was ($39,751) compared to $34,785 for the six months ended March 31, 2002. The decrease was due to the increase in other general and administrative expenses at the Company's location in Austin, Texas.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had a working capital deficit of $589,220 compared to a working capital deficit of $592,908 at September 30, 2002. The increase in working capital was due to the decrease in accounts payable to Parent Company.

Net cash used by operating activities in the three months ended March 31, 2003 was $(9,209) compared to net cash provided of $54,329 for the three months ended March 31, 2002. The decrease in cash provided by operating activities was due principally to the decrease in net income.

Depreciation and Amortization for the three months ended March 31, 2003 were $37,206 compared to $31,240 for the three months ended March 31, 2003.

In the opinion of management, working capital is not a true indicator of the financial status. Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while accounts payable and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short-term business down turns. The Company considers the primary indicators of financial status to be the long term trend, the mix of sales revenues, overall cash flow and profitability from operations, and the level of long-term debt.

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


Item 3. Controls & Procedures

Within 90 days prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports to the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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



                                           Taurus Entertainment Companies, Inc.



Date: May 13, 2003                     By: /s/ Eric S. Langan
                                           -------------------------------------
                                           Eric S. Langan
                                           Chief Executive Officer and Chief
                                           Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I,  Eric  Langan,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Taurus Entertainment Companies, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003



By:  /s/ Eric S. Langan
     -------------------------
     Eric S. Langan
     Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Eric Langan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Taurus Entertainment Companies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003



By:  /s/ Eric S. Langan
     -----------------------
     Eric S. Langan
     Chief Financial Officer