Form 10QSB
period 2003-06-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 2003-08-19
CIK 225926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number:  000-08835

                      TAURUS ENTERTAINMENT COMPANIEES, INC.
             (Exact name of registrant as specified in its charter)

               Colorado                                         84-0736215
     (State or other jurisdiction                              IRS Employer
   of incorporation or organization)                         Identification No.)

                       19901 Southwest Freeway, Suite 209
                             Sugar Land, Texas 77479
          (Address of principal executive offices, including zip code)

                                 (281) 207-5484
              (Registrant's telephone number, including area code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 15, 2003, there were 10,208,004 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]

                TAURUS ENTERTAINMENT COMPANIES, INC. FORM 10-QSB

                    For the Third Quarter Ended June 30, 2003

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          a.   Consolidated Balance Sheet as of June 30, 2003

          b. Consolidated Statements of Operations for the three month period ended June 30, 2003 and the period from Inception, March 18, 2003 through June 30, 2003

          c. Consolidated Statements of Cash Flows for the period from Inception, March 18, 2003 through June 30, 2003

          d.   Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Controls and Procedures


PART II. OTHER INFORMATION

     Item 2. Changes in Securities

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

Forward  Looking  Information

Various forward-looking statements have been made in this Form 10-QSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-QSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future revenues, gross margins and earnings, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future products, the success of competitive products, the success of the Company's programs to strengthen its operational and accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-QSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Financial Statements and Notes

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  June 30, 2003
                                  (Unaudited)


                                    ASSETS
Current assets
  Cash                                                     $      18
                                                           ==========


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Accounts payable                                         $   3,000
  Notes payable                                              130,000
                                                           ----------
    Total current liabilities                                133,000
                                                           ----------

STOCKHOLDER'S DEFICIT:
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 10,208,004 shares issued and outstanding      10,208
  Additional pain in capital                                 150,687
  Deficit accumulated during the development stage          (293,877)
                                                           ----------
    Total Stockholder's Deficit                             (132,982)
                                                           ----------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                $      18
                                                           ==========

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                Three Months Ended June 30, 2003 and Period from
                Inception, March 18, 2003, Through June 30, 2003
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months       Inception
                                           Ended           through
                                       June 30, 2003    June 30, 2003
                                      ---------------  ---------------

General and administrative            $       43,877   $       43,877
Transaction costs                            250,000          250,000

                                      ---------------  ---------------
Net loss                              $     (293,877)  $     (293,877)
                                      ===============  ===============

Net loss per share:
  Basic and diluted                   $         (.03)
                                      ===============

Weighted average shares outstanding:
  Basic and diluted                        9,761,601
                                      ===============

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
          Period from March 18, 2003 (Inception) Through June 30, 2003
                                  (Unaudited)


                                                                   Inception
                                                                through June 30,
                                                                      2003
                                                               ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                       $        (293,877)
Adjustments to reconcile net loss to cash used in
  activities:
Purchase price of Taurus financed by seller                              130,000
Changes in current assets and
  liabilities:
Accounts payable                                                           3,000
                                                               ------------------

NET CASH USED IN OPERATING                                              (160,877)
                                                               ------------------
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock                                                 160,895

NET INCREASE IN CASH                                                          18
Cash, beg. of period                                                           -
                                                               ------------------
Cash, end of period                                            $              18
                                                               ==================

Supplemental information:
  Income taxes paid                                            $               -
                                                               ==================
  Interest paid                                                $               -
                                                               ==================

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Taurus Entertainment Companies, Inc., ("Taurus") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 8-K/A filed with the SEC August 11, 2003. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements in the Form 8-K/A have been omitted.

Stock Options:
--------------

The Company accounts for its stock-based employee compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income
(loss) per share to be disclosed in interim financial statements. For the period ended June 30, 2003, Blue Star's pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.


NOTE 2 - REVERSE ACQUISITION

On June 12, 2003, Taurus exchanged 9,650,000 shares of common stock for 100% of the outstanding common stock of Bluestar Physical Therapy, Inc. ("Bluestar")

Ricks Cabaret International, Inc, the former parent company of Taurus, purchased all of the assets and assumed all of the liabilities of Taurus that existed immediately prior to the merger with Bluestar for $20,000. Rick's indemnified Taurus for all of the liabilities that existed or that may arise in the future related to the assets transferred to Rick's. Taurus agreed to pay $270,000 to Rick's. Taurus paid $140,000, net of the $20,000 due from Rick's at closing, with $60,000 due on July 15, 2003, and $70,000 due August 15, 2003. The majority stockholder personally guaranteed the payment of the remaining $130,000.

For accounting purposes, the merger will be treated as an acquisition of Taurus and a recapitalization of Bluestar. Following the merger, the stockholder of Bluestar owns 9,650,000, or 95% of the outstanding common stock of Taurus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a development stage company with a limited operating history. In June 2003, we merged with Bluestar Physical Therapy which was accounted for as a recapitalization of Bluestar. Bluestar is a development stage company which intends to acquire, develop, and operate licensed outpatient physical therapy clinics nationwide. The clinics will provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries only on an outpatient basis. Bluestar's growth strategy is to acquire and develop outpatient physical therapy clinics initially in Texas and the South and later to expand on a national basis.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as outpatient physical therapy. We will encounter various risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

From inception through June 30, 2003, we have utilized funds contributed by our majority stockholder. We have not recorded any revenues and have incurred net losses from operations totaling approximately $293,877 from inception through June 30, 2003.

Our current cash forecast indicates that there will be negative cash flow from operations for the foreseeable future. We are currently seeking short-term and long-term debt or equity financing sufficient to fund working capital and acquisitions of physical therapy clinics. However, we can provide no assurance that we will be successful in raising funds, that the amount and terms of any financing will be acceptable.

RESULTS OF OPERATIONS

The Company's loss for the three months ended June 30, 2003 and period from inception through June 30, 2003 totaled $293,877. The Company was incorporated in March 2003, however, we did not incur any expenses until May 2003. Expenses consist of 250,000 paid to the seller of Taurus as well as legal, accounting and consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 we had cash of $18. We will require significant working capital in order to develop our business plan as intended.

We are currently seeking additional capital so we may increase our operations and execute our business plan as intended. Although we have no current commitments for capital, we may raise additional funds through: public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

PART  II          OTHER  INFORMATION

Item 2.  Changes In Securities

          During the three month period ended June 30, 2003, we issued unregistered securities in a transaction summarized below.

     The following transaction was effected on reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof or, upon exemptions from registration under the Act as provided in Regulation D thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with this transaction.

     In June 2003, we issued a total of 9,650,000 shares of our common stock to Alfred Oglesby as part of the Stock Exchange Agreement with Bluestar Physical Therapy, Inc, as reported in our Form 8-K filed on June 16, 2003. We issued these securities in reliance on Section 4(2) of the Act. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. We believe that the investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities

Item 6.  Exhibits  and  Reports  on  Form  8-K.

         (a)  Exhibits

               Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer of Taurus Entertainment Companies, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.1 -- Certification of Chief Executive Officer and Chief Financial Officer of Taurus Entertainment Companies, Inc. pursuant to
Section  906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

          (b)  Reports  on  Form  8-K

               The Company filed Form 8-K relating to a Change of Control of Registrant on June 16, 2003 containing Item 1 - Change of Control of Registrant,
Item  2  -  Acquisition  and  Disposition  of  Assets,  and  Item  7 - Financial
Statements.

               The  Company filed Form 8-KA on August 11, 2003 containing Item 7
- Financial Statement and Exhibits for the June 12, 2003 transaction.

               The Company also filed Form 8-K relating to a change in auditors on July 9, 2003 containing Item 4 - Changes in Registrant's Certifying Accountant.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 TAURUS ENTERTAINMENT COMPANIES, INC.



Date:  August 19, 2003           By:  /s/   Alfred  Oglesby
                                      ----------------------
                                 Alfred  Oglesby
                                 Chief Executive Officer and
                                 Chief Financial Officer