Form 10KSB
period 2003-09-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 2004-01-15
CIK 225926

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-8835

                      Taurus Entertainment Companies, Inc.
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                              84-0736215
(State Or Other Jurisdiction Of                                (IRS Employer
 Incorporation Or Organization)                             Identification No.)

                       19901 Southwest Freeway, Suite 209
                             Sugar Land, Texas 77479
                    (Address Of Principal Executive Offices)

                                 (281) 207-5484
                         (Registrant's Telephone Number)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the year ended September 30, 2003, were $0. The aggregate market value of Common Stock held by non-affiliates of the registrant at January 12, 2004, based upon the last reported price on the OTCBB, was
$1,285,704.60.   As of January 12, 2004, there were 10,768,004 shares of common stock outstanding.

                                TABLE OF CONTENTS

PART I                                                              Page

Item 1.   Business                                                     1

Item 2.   Properties                                                   4

Item 3.   Legal Proceedings                                            4

Item 4.   Submission of Matters to a Vote of Security Holders          4

PART II

Item 5.   Market for Registrant's Common Equity and                    4
          Related Stockholder Matters

Item 6.   Management's Discussion and Analysis or                      6
          Plan of Operations

Item 7.   Financial Statements                                 8 and F-1

Item 8.   Changes in and Disagreements with Accountants                8
          on Accounting and Financial Disclosures

Item 8A.  Controls and Procedures                                      9

PART III

Item 9.   Directors, Executive Officers, Promoters and                 9
          Control Persons; Compliance with Section 16(a) of
          The Exchange Act

Item 10.  Executive Compensation                                      11

Item 11.  Security Ownership of Certain Beneficial                    12
          Owners and Management and
          Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions              13

Item 13.  Exhibits and Reports on Form 8-K                            13

                                     PART I

ITEM 1.   BUSINESS

HISTORY

     Taurus Entertainment Companies, Inc. ("Taurus) was organized in 1977, as a Colorado corporation. Taurus common stock trades on the OTC Bulletin Board under the trading symbol "TAUR-OB".

     In June 2003, Taurus and Alfred Oglesby, the sole stockholder of Bluestar Physical Therapy, Inc., a Texas corporation ("Bluestar"), entered into a Stock Exchange Agreement ("Exchange Agreement") whereby Mr. Oglesby tendered to Taurus all issued and outstanding shares of common stock of Bluestar in exchange for 9,650,000 shares of restricted common stock of Taurus. As a result of this transaction, Bluestar is now a wholly-owned subsidiary of Taurus. The terms and conditions of the Exchange Agreement were the result of arm's length negotiations. However, no appraisal was taken. Upon completion of that transaction, the Board of Directors of Taurus appointed Mr. Oglesby as a Director of Taurus and appointed Mr. Oglesby as President, and Chief Financial Officer.

     Bluestar, which was incorporated in March 2003, is engaged in the acquisition, development and operation of licensed outpatient physical therapy clinics. The clinics provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries on an outpatient basis. Bluestar's growth strategy is to acquire and develop outpatient physical therapy clinics initially in Texas and the South and later to expand on a national basis.

     Effective October 31, 2003, Bluestar completed the acquisition of HealthQuest, Inc. ("Healthquest"), a Florida based health management services and consulting company. Terms of the sale included 250,000 shares of Taurus common stock and the assumption of liabilities of approximately $330,000. Upon the completion of the transaction, Dr. Peter Lord was appointed President of Bluestar.

     Prior to the Exchange Agreement in June 2003, Taurus had been engaged in the adult entertainment industry. Upon completion of the transaction, Taurus immediately changed its business activities to the engage in the acquisition, development and operation of licensed outpatient physical therapy clinics.

BUSINESS STRATEGY

     The core business is a new model for healthcare services. The company will acquire existing physical therapy practices through acquisitions and the integration of prevention, wellness and medical spa services to these company-owned practices.

     Acquisition of the rehabilitation industry remains strong as several successful companies are still growing and meeting their projections. By offering an a la carte menu of prevention, wellness and medical spa services, rehabilitation companies are now realizing the opportunities of the wellness revolution witnessed in healthcare today. By adding these new leading edge services, a clinic acquired by the Company can take advantage of this cash reimbursement potential, while adding services the customer is looking for today.

     Baby boomers, looking to feel better, look better, and live healthier and longer are driving this paradigm shift in healthcare. Seniors are also a strong market as they are searching for ways to stop the clock and are engaging in wellness activities, consuming nutritional products and participating in fitness programs. This new Medicare Prescription legislation has provided more covered services for outpatient physical therapy and has added health screening services. Bluestar's acquisition of HealthQuest positioned the company to provide these services to its newly acquired physical therapy practices.

     HealthQuest has been engaged in providing wellness screenings, fitness programs, nutritional interventions, and medical spa services. Now through its recently opened location in Ponte Vedra Beach, HealthQuest WellSpa., it is developing the prototype for future sites as well as being able to integrate these services, products and wellness protocols into its newly acquired clinics. The WellSpa concept provides comprehensive services and products from physicians services, physical therapy, fitness programs, skin care, and high-end medical spa services, in one convenient location with the goal of impacting customers' lifestyle to make them healthier, happier, and looking and feeling better.

     Today, less than 1% of all physicians are involved in providing wellness. However, physical therapists are perfectly poised to capture the leadership role in providing services in this emerging wellness industry. Bluestar believes that outpatient physical therapy practices are the perfect setting to integrate these new services. We are already seeing the professional organizations in rehabilitation embracing this challenge and opportunity. Bluestar is poised to be the industry leader in the combined model of rehabilitation and wellness services.

COMPETITION

     The healthcare industry generally, and the physical and occupational therapy businesses in particular, are highly competitive and undergo continual changes in the manner in which services are delivered and in which providers are selected. Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with and ability to meet the needs of referral and payor sources. Our clinics compete directly or indirectly with the physical and occupational therapy departments of acute care hospitals, physician-owned therapy clinics, other private therapy clinics and chiropractors.

     Of these sources, we believe acute care hospital outpatient therapy clinics and private therapy clinic organizations are our primary competitors. We will face more intense competition as consolidation of the therapy industry continues through the acquisition of physician-owned and other privately-owned therapy practices.

     Our strategy of integrating prevention, wellness and medical spa services to our clinics will provide us with a competitive advantage over our competition. We believe outpatient physical therapy practices are the perfect setting to integrate these new services and we are already seeing the professional organizations in rehabilitation embracing this challenge and opportunity.

GOVERNMENTAL REGULATIONS

     There are number of federal, state and local regulations that govern healthcare services. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for and financial feasibility of new facilities or the commencement of new healthcare services). Based on our operating experience to date, we believe that our business as presently conducted does not require certificates of need or other facility approvals or licenses. Our therapists, however, are required to be licensed. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

Regulations Controlling Fraud and Abuse. Various federal and state laws regulate the relationships between providers of healthcare services and physicians. These laws include Section 1128B(b) of the Social Security Act (the "Fraud and Abuse Law"), under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. We believe that our billing procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their application is not currently known. In 1991, the Office of the Inspector General ("OIG") of the United States Department of Health and Human Services issued regulations describing compensation arrangements that fall within a "Safe Harbor" and, therefore, are not viewed as illegal remuneration under the Fraud and Abuse Law. Failure to fall within a Safe Harbor does not 6 mean that the Fraud and Abuse Law has been violated;
however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny. Our business of managing physician-owned physical therapy facilities is regulated by the Fraud and Abuse Law and falls outside the scope of the Safe Harbors. Nonetheless, we believe that these arrangements comply with the Fraud and Abuse Law, even though federal courts provide little guidance as to the application of the Fraud and Abuse Law to these arrangements. If our management contracts are held to violate the Fraud and Abuse Law, it could have a material adverse effect on our business, financial condition and results of operations. In February 2000, the OIG issued a special fraud alert regarding the rental of space in physician offices by persons or entities to which the physicians refer patients. The Fraud and Abuse Law prohibits knowingly and willfully soliciting, receiving, offering or paying anything of value to induce referrals of items or services payable by a federal healthcare program. The OIG is concerned that in these arrangements, rental payments may be disguised kickbacks to the physician-landlords to induce referrals.

Stark II. Provisions of the Omnibus Budget Reconciliation Act of 1993 (the "Stark Law") prohibits referrals by a physician for "designated health services" to an entity in which the physician or family member has an investment interest or other financial relationship, with several exceptions. The Stark Law covers management contracts with physician groups and any financial relationship between Bluestar and referring physicians, including any financial transaction resulting from a clinic acquisition. This law also prohibits billing for services rendered from a prohibited referral Several states have enacted laws similar to the Stark Law, but these state laws cover all patients (not just Medicare and Medicaid). Many federal healthcare reform proposals in the past few years have expanded the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with applicable law. If we fail to comply with the Stark Law our financial results and operations would be adversely affected. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

HIPAA. In an effort to further combat healthcare fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. Additionally, HIPAA mandates the adoption of standards regarding the exchange of electronic healthcare information in an effort to ensure the privacy and security of patient information and standards relating to the privacy of health information and security of electronic health information. Compliance with the standards for the exchange of electronic healthcare information were required as of October 16, 2003. Compliance with the standards relating to privacy of protected health information were required as of April 14, 2003. Finally, we must comply with HIPAA standards for the security of electronic health information by April 21, 2005. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. We cannot predict what effect, if any, the expanded enforcement authorities will have on our business. We believe that our operations comply with HIPAA requirements.

Other Regulatory Factors. As political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States, Congress, state legislatures and the private sector will continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand reduced costs. We cannot predict what impact the adoption of any federal or state healthcare reform measures or future private sector reform may have on our business.

EMPLOYEES AND INDEPENDENT CONTRACTORS

     As of September 30, 2003, we had 1 full-time employee, which was in a management position, and approximately 6 part-time consultants. None of our employees are represented by a union and we consider our employee relations to be good.


ITEM 2.   PROPERTIES

     Taurus maintains its executive offices at 19901 Southwest Freeway, Suite 209, Sugar Land, Texas 77479. The Company leases approximately 1,000 square feet of space at a monthly rental expense of $2,500. The lease expired on November 30, 2003 and the Company currently maintains a month-to-month lease.


ITEM 3.   LEGAL PROCEEDINGS

     In November 2003, a lawsuit was filed by R. Dean Ayers against the Company's subsidiary, Bluestar Physical Therapy, Inc. alleging breach of contract in the amount of $16,773.66. The Company filed a general denial and intends to contest this litigation.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     During the fourth quarter of fiscal year 2003, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.


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

COMMON STOCK PRICE RANGE
------------------------

Our fiscal year ends September 30.

                           HIGH BID   LOW BID
                           --------   -------
          Fiscal 2003
          -----------

          First Quarter    $    0.17  $   0.01
          Second Quarter   $    0.06  $   0.01
          Third Quarter    $    0.75  $   0.06
          Fourth Quarter   $    0.70  $   0.30

          Fiscal 2002
          -----------

          First Quarter    $    1.25  $   0.25
          Second Quarter   $    0.50  $   0.20
          Third Quarter    $    0.35  $   0.12
          Fourth Quarter   $    0.17  $   0.06

     On January 12, 2004, there were approximately 1,385 stockholders of record of the common stock. On January 12, 2004, the last trade price on our common stock was $1.15 per share.

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

EQUITY COMPENSATION PLAN INFORMATION

     While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. In August 2003, the Company adopted its 2003 a Stock and Stock Option Plan (the "Plan") for employees, officers, directors and consultants which authorizes the issuance of 650,000 shares of common stock. The purpose of the Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock and stock options to key employees, officers, directors and consultants who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in our continued success and progress. The Plan also assists us and our subsidiaries in attracting and retaining key employees and directors. The Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable under the Plan. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

     As of September 30, 2003, 500,000 shares of common stock have been granted pursuant to the Plan.

---------------------------------------------------------------------------------------------
                                                                      NUMBER OF SECURITIES
                                                                       REMAINING AVAILABLE
                                                                       FOR FUTURE ISSUANCE
                       NUMBER OF SECURITIES                                UNDER EQUITY
                         TO BE ISSUED UPON       WEIGHTED-AVERAGE       COMPENSATION PLANS
                            EXERCISE OF         EXERCISE PRICE OF     (EXCLUDING SECURITIES
                       OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    REFLECTED IN COLUMN
                        WARRANTS AND RIGHTS    WARRANTS AND RIGHTS             (a))

PLAN CATEGORY                   (a)                    (b)                     (c)
---------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                         -0-                     -0-                     -0-
---------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                     650,000  $                 0.45                 150,000
---------------------------------------------------------------------------------------------
        TOTAL                        650,000  $                 0.45                 150,000
---------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES (PAST 3 YEARS); USE OF PROCEEDS FROM REGISTERED SECURITIES

     The Company issued 9,650,000 shares of common stock to Alfred Oglesby as part of the Stock Exchange Agreement with Bluestar Physical Therapy, Inc. as reported on Form 8-K filed on June 16, 2003.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this annual report.


     FORWARD LOOKING STATEMENT AND INFORMATION

     We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse affects on the our financial condition and results of operations: the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of our operations and management with our parent, Taurus Entertainment Companies, Inc., the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

From inception through September 30, 2003, we have utilized funds contributed by our majority stockholder. We have not recorded any revenues and have incurred net losses from operations totaling approximately $583,802 from inception through September 30, 2003, which included a one time charge of $250,000 related to transaction costs incurred in connection with the merger.

It is critical as discussed hereunder that we obtain additional working capital so that we can continue to meet current cash obligations while we continue to improve cash flow from operations. The financial statement footnotes and auditor's opinion reflect that we have a significant accumulated deficit and working capital deficiency at September 30, 2003 and we are unable to meet our obligations as they come due; all of which raise substantial doubt about our ability to continue as a going concern. Should no additional capital be raised, it is possible we may not have the necessary resources to continue as a viable company. If we are able to obtain additional debt or equity financing, we will be able to generate the necessary funds to operate at a minimum requirement level, thus enabling us to focus on raising additional capital, either through private or public equity financing or debt financing, to fund the acquisition of additional clinics. We are currently seeking short-term and long-term debt or equity financing sufficient to fund working capital and acquisitions of physical therapy clinics. However, we can provide no assurance that we will be successful in raising funds, that the amount and terms of any financing will be acceptable.

RESULTS OF OPERATIONS

The Company's loss for the period from inception through September 30, 2003 totaled $583,802. The Company was incorporated in March 2003, however, we did not incur any general and administrative expenses until May 2003. General and administrative expenses consist of legal, accounting and consulting.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had a working capital deficit of $194,629 with net cash used in operating activities in the period from inception through September 30, 2003 totaling $194,931.

We are currently seeking additional capital so we may increase our operations and execute our business plan as intended. Although we have no current commitments for capital, we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

RECENT  EVENTS

As disclosed in the Company's November 14, 2003 Form 8-K, our subsidiary, Bluestar, acquired HealthQuest, Inc., a Florida based health management services and consulting company, effective October 31, 2003. HealthQuest is now a wholly-owned subsidiary of Bluestar. Terms of the sale include 250,000 shares of Taurus common stock and the assumption of liabilities of approximately $330,000.


ITEM 7.   FINANCIAL STATEMENTS

The information required by this Item 7 is included in this report beginning on page F-1.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Whitley Penn, formerly Jackson & Rhodes, P.C. ("Whitley Penn") audited the financial statements of the Company for the two years ended September 30, 2002, and were dismissed on July 7, 2003. The Company engaged Malone & Bailey, PLLC, CPA ("M&B") as its new independent accountant on July 7, 2003.

     There were no disagreements between the Company and Whitley Penn whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report. The Company has authorized M&B to respond fully to inquiries from Whitley Penn regarding the disclosure in this Form 8-K.

     The reports of Whitley Penn for the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change principal accountants was recommended and approved by the Chief Executive Officer and Board of Directors and made at their request.

     During the Company's two most recent fiscal years, and since then, Whitley Penn has not advised the Company that any of the following exist or are applicable:

     (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has lead them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management;

     (2) That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

     (3) That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

     Prior to the engagement of M&B as independent accountants, the Company had not consulted M&B regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

     The Company has provided the disclosure in this Item 8 on Form 8-K dated July 9, 2003. Whitley Penn provided a letter addressed to the Securities and Exchange Commission pursuant to Regulation S-K Item 304 as to whether Whitley Penn agrees with the disclosure in Form 8-K.

ITEM 8A.  CONTROLS AND PROCEDURES

     Alfred S. Oglesby, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the end of the period covered by this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Our Directors hold office until our next annual meeting of the stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers. Our Board of Directors consists of one person, Alfred S. Oglesby, who is also our Chairman, Chief Executive Officer and Chief Financial Officer. Upon the Company's acquisition of HealthQuest as reported in Form 8-K on November 14, 2003, Dr. Peter Lord was appointed President of Bluestar.

     The following table sets forth the names and positions of each of the executive officers and directors of the Company.

     Name                                        Position                Age
     -----------------------------------------------------------------------

     Alfred Oglesby                 Director, Chief Executive Officer,    36
                                    and Chief Financial Officer

     Dr. Peter Lord                 President (1)                         68

______________________
     (1) Dr. Lord is the President of our wholly-owned subsidiary, Bluestar Physical Therapy, Inc.


     Alfred Oglesby formed Bluestar Physical Therapy, Inc. in March 2003. From 2000 through 2002, Mr. Oglesby was an investor in several private physical therapy clinics in the Southwest. From 1998 through 2000, Mr. Oglesby served as a Director and a Registered Investment Advisor at Oglesby & Londergan, based in Houston, Texas. From 1996 through 1998, Mr. Oglesby served as a Registered Investment Advisor at Waddell & Reed Financial Services, based in Houston, Texas. Prior to 1996, Mr. Oglesby played professional football for the Miami Dolphins and the New York Jets of the National Football League ("NFL") where he became acquainted with the benefits of physical therapy. Mr. Oglesby attended the University of Houston and is a member of the University of Houston's Board of Directors. Mr. Oglesby is also a member of the Board of Directors of the Urban League.

Significant Employee

     Peter J. Lord, PhD, PT, holds a doctoral degree in business administration, as well as a degree in physical therapy. He was in private practice for more than 25 years, specializing in orthopedics and sports medicine. Dr. Lord was the recipient of the Robert Dicus Outstanding Service Award, the highest award bestowed on physical therapists in private practice by the American Physical Therapy Association. In 1987, he merged his practice with HealthFocus, a national physical therapy service company, and began serving on their board of directors. HealthFocus operated in 25 states, and Dr. Lord served as the state of Florida Administrator, achieving the most growth of any state in the company at that time. After HealthFocus merged with Rehability, a public national physical therapy services company, Dr. Lord served as Director of Development for Rehability, helping the company expand by acquisitions. In 1994, Dr. Lord left Rehability to found HealthQuest, a company specializing in health care mergers and acquisitions. HealthQuest grew to represent sellers in more than 40 states. In 2000, HealthQuest added a wellness services division, providing health screenings and wellness programs. In 2003, HealthQuest added medical spa services and opened HealthQuest WellSpa, a wellness center and spa in Ponte Vedra Beach, Florida.

CERTAIN  SECURITIES  FILINGS

     With respect to filings required pursuant to Section 16(a) of the Exchange Act, the Company's sole Director, CEO and CFO, Alfred Oglesby, filed a Form 3 in July 2003.

COMMITTEES

     The Company has no compensation, nominating or audit committees.

CODE  OF  ETHICS

     The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers which is attached hereto as Exhibit 14.


ITEM 10.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                       Annual Compensation              Long Term Compensation
                                                      Awards                Payouts
                                          Other                 Securities             All
Name and                                  Annual    Restricted  Underlying            Other
Principal                                Compen-      Stock      Options/    LTIP    Compen-
Position    Year  Salary        Bonus     sation      Awards       SARs     Payouts  sation
Alfred
Oglesby     2003  $   -0-          -0-         -0-         -0-         -0-      -0-      -0-

Eric        2003  $   -0-  (2)     -0-         -0-         -0-         -0-      -0-      -0-
Langan      2002  $   -0-  (2)     -0-         -0-         -0-         -0-      -0-      -0-
(1)(3)      2001  $   -0-  (2)     -0-         -0-         -0-         -0-      -0-      -0-

________________________
(1)  We  previously  provided Mr. Langan with certain personal benefits.  Since the value of such  benefits  does  not  exceed  the  lesser of $50,000 or 10% of annual compensation, the amounts  are  omitted.  Mr. Langan was also an employee of our former parent, Rick's Cabaret
International,  Inc.  which  previously  owned  93%  of  our  common  stock.

(2)  Our  former  parent,  Rick's  Cabaret  International,  Inc. paid Mr. Langan $260,000 as compensation  in  fiscal 2003 and 2002, and $239,600 as compensation in fiscal 2001, none of which  was  allocated  to  us.

(3)  Mr.  Langan  was  formerly our Chairman, a Director, Chief Executive Officer, President
and  Chief  Financial Officer.  Mr. Langan resigned as President, CEO and CFO at the time of the  change  of  control  as reported in Form 8-K on June 16, 2003.  Subsequent thereto, Mr.
Langan  resigned  as  a  Director.

       OPTION/SAR GRANTS IN LAST FISCAL YEAR(Individual Grants)
       --------------------------------------------------------

       Number of    Percent of Total
       Securities     Options/SARs
       Underlying      Granted To
      Options/SARs    Employees In     Exercise of   Expiration
Name    Granted        Fiscal Year      Base Price      Date
           #                %            $/share
---------------------------------------------------------------
None

                            AGGREGATED OPTION/SAR EXERCISES IN
                        LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                        ---------------------------------------------

                                                     Number Of Unexercised
                                                     Securities Underlying   Value of Unexercised
                                                     Options/SARs            In-The-Money Options/
                       Shares                        At FY-End               SARs At FY-End
                       Acquired On      Value        Exercisable/            Exercisable/
Name                   Exercise         Realized     Unexercisable           Unexercisable
#                         $                #               $
--------------------------------------------------------------------------------------------------
None


LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

None


DIRECTOR COMPENSATION

     We do not currently pay any cash director's fees, but we may pay the expenses, if any, of our directors in attending board meetings.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information at January 12, 2004, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our Directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. As of January 12, 2004, there were approximately 10,768,004 shares of our common stock outstanding.

Name and                        Number of    Title of     Percent
Address                          Shares       Class      of Class
------------------------------------------------------------------

Alfred Oglesby
19901 Southwest Freeway
Suite 209
Sugarland, Texas 77479          9,650,000  Common Stock      89.6%

All directors and officers as
a group (one person)            9,650,000  Common Stock      89.6%

     We are not aware of any arrangements that could result in a change of control.

     The disclosure required by Item 201(d) of Regulation S-B is set forth in
ITEM 5 herein.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2003, the Company entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc., a Texas corporation ("Rick's") whereby Taurus agreed to sell to Rick's the assets and liabilities of the Company related to all of the Company's businesses as they existed immediately prior to the execution of the Exchange Agreement, including all issued and outstanding shares of common stock of Taurus's subsidiaries (other than Bluestar) which consisted of: (i) Broadstreets Cabaret, Inc., a Texas corporation; (ii) XTC Cabaret, Inc., a Texas corporation; and (iii) Citation Land, LLC, a Texas limited liability company (collectively, the "Other Subsidiaries and Businesses") in exchange for 3,752,008 shares of common stock of the Company owned by Rick's and $20,000 in cash. These 3,752,008 shares were cancelled by the Company.

     In addition, Rick's indemnified Taurus for all of the liabilities of Taurus assumed by Rick's pursuant to the Asset Purchase Agreement (the "Indemnified Liabilities"). The Indemnified Liabilities are any liabilities related to the assets acquired by Rick's from Taurus that existed or that may arise in the future under an Indemnification and Transaction Fee Agreement ("Indemnification Agreement") that was executed on June 12, 2003. Under the Indemnification Agreement, Taurus agreed to pay $270,000 to Rick's, payable $140,000 at closing, with $60,000 due on July 15, 2003, and $70,000 due on August 15, 2003. We paid the $60,000 payment and have restructured the remaining balance originally due August 15, 2003 to be payable on February 17, 2004, with interest due thereon at the rate of 18%. The terms and conditions of the Exchange Agreement and the Indemnification Agreement were the results of arm's length negotiations. However, no appraisal was taken.

     Prior to these transactions, Rick's owned 93% of the Company's outstanding common stock. After these transactions, Rick's owns approximately 2% of the Company's outstanding common stock.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 14.  Code of Ethics.
     ----------

     Exhibit  31.1  and 31.2  Certification of Chief Executive Officer and Chief
     -----------------------
Financial Officer of Taurus Entertainment Companies, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit  32.1  and 32.2  Certification of Chief Executive Officer and Chief
     -----------------------
Financial Officer of Taurus Entertainment Companies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.


(b)  Reports on Form 8-K.

     (i) The Company filed Form 8-K on August 11, 2003 referring to Item 7-Financial Statement and Exhibits for the June 12, 2003 transaction.
     (ii) The Company filed Form 8-K on July 9, 2003 referring to Item 4-Changes in Registrant's Certifying Accountant.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board of Directors
  Taurus Entertainment Companies, Inc. (A Development Stage Company) Houston, Texas

We have audited the accompanying balance sheet of Taurus Entertainment Companies, Inc. (a Development Stage Company) as of September 30, 2003, and the related statements of operations, stockholder's equity (deficit), and cash flows for the period from March 18, 2003 (inception) through September 30, 2003.
These financial statements are the responsibility of Bluestar's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taurus Entertainment Companies, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the period March 18, 2003 (inception) through September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Taurus will continue as a going concern. As discussed in note 2 to the financial statements, Taurus has a significant accumulated deficit and significant working capital deficiency at September 30, 2003 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Taurus' ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Taurus be unable to continue as a going concern.



Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

January 8, 2004

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2003


                            ASSETS

Current assets
  Cash                                                    $       -
                                                          ==========


             LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Bank overdraft                                          $   1,988
  Accounts payable                                           24,683
  Advance from stockholder                                   94,036
  Note payable                                               76,900
                                                          ----------
    Total current liabilities                               197,607
                                                          ----------

Contingencies

Stockholders' Deficit:
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 10,708,004 shares issued and outstanding     10,708
  Additional paid in capital                                375,487
  Deficit accumulated during the development stage         (583,802)
                                                          ----------
    Total Stockholders' Equity                             (197,607)
                                                          ----------

Total liabilities and stockholders' deficit               $       -
                                                          ==========



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       TAURUS ENTERTAINMENT COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF EXPENSES
        Period from March 18, 2003 (Inception) Through September 30, 2003



General and administrative                                          $   101,602
Non-cash stock for services                                             225,300
Transaction costs                                                       250,000
Interest expense                                                          6,900

                                                                    ------------
Net loss                                                            $  (583,802)
                                                                    ============

Net loss per share:
  Basic and diluted                                                 $     (0.06)
                                                                    ============

Weighted average shares outstanding:
  Basic and diluted                                                  10,002,910
                                                                    ============



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            TAURUS ENTERTAINMENT COMPANIES, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF STOCKHOLDERS' DEFICIT
               Period from March 18, 2003 (Inception) through September 30, 2003

                                                                         Deficit
                                                                       accumulated
                                    Common stock                       during the
                                -------------------     Additional     development
                                  Shares    Amount    paid in capital     stage       Total
                                ----------  -------  -----------------  ----------  ----------
Issuance of common stock
  to founder for cash            9,650,000  $ 9,650  $        151,245   $       -   $ 160,895
Issuance of stock in reverse
  merger                           558,004      558              (558)          -           -
Issuance of stock for services     500,000      500           224,800           -     225,300

Net loss                                 -        -                 -    (583,802)   (583,802)
                                ----------  -------  -----------------  ----------  ----------

Balance,
  September 30, 2003            10,708,004  $10,708  $        375,487   $(583,802)  $(197,607)
                                ==========  =======  =================  ==========  ==========





                        See accompanying summary of accounting policies
                              and notes to financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
        Period from March 18, 2003 (Inception) Through September 30, 2003


                                                                           Inception
                                                                            through
                                                                         September 30,
                                                                             2003
                                                                        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $     (583,802)
Adjustments to reconcile net loss to cash used
  in activities:
Purchase price of Taurus financed by seller                                    130,000
Stock issued for services                                                      225,300
Changes in current assets and
  liabilities:
Bank overdraft                                                                   1,988
Accounts payable & accrued expenses                                             31,583
                                                                        ---------------

NET CASH USED IN OPERATING ACTIVITIES                                         (194,931)
                                                                        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder                                                       94,036
Payments on note payable                                                       (60,000)
Issuance of common stock                                                       160,895
                                                                        ---------------
                                                                               194,931
NET INCREASE (DECREASE) IN CASH                                                      -
Cash, beg. of period                                                                 -
                                                                        ---------------
Cash, end of period                                                     $            -
                                                                        ===============

Supplemental information:
  Income taxes paid                                                     $            -
  Interest paid                                                         $            -




                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Taurus Entertainment Companies, Inc. ("Taurus") was formed as a Colorado corporation in 1977. On June 12, 2003, Taurus issued 9,650,000 shares of common stock for 100% of the outstanding common stock Bluestar Physical Therapy, Inc. ("Bluestar"). After the merger the stockholder of Bluestar owned approximately 95% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of Taurus and a recapitalization of Bluestar. Bluestar's historical financial statements replace Taurus' in the accompanying financial statements.

Bluestar was incorporated in Texas on March 18, 2003. Bluestar is a development stage company which intends to acquire, develop, and operate licensed outpatient physical therapy clinics nationwide. The clinics will provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries only on an outpatient basis. Bluestar's growth strategy is to acquire and develop outpatient physical therapy clinics initially in Texas and the South and later to expand on a national basis.

Principles of consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Taurus does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Taurus' results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that Taurus will continue as a going concern. Taurus has a significant accumulated deficit and working capital deficiency at September 30, 2003 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Taurus' ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Taurus be unable to continue as a going concern.

The continued support of Taurus' majority stockholder is required in order for Taurus to continue as a going concern. Management's plans to support and grow Taurus' operations include borrowing additional funds and attempting to raise additional capital through the sale of common stock. Taurus' inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.


NOTE 3 - REVERSE ACQUISITION

On June 12, 2003, Taurus exchanged 9,650,000 shares of common stock for 100% of the outstanding common stock of Bluestar Physical Therapy, Inc. ("Bluestar")

Ricks Cabaret International, Inc, the former parent company of Taurus, purchased all of the assets and assumed all of the liabilities of Taurus that existed immediately prior to the merger with Bluestar for $20,000. Rick's indemnified Taurus for all of the liabilities that existed or that may arise in the future related to the assets transferred to Rick's. Taurus agreed to pay $270,000 to Rick's. Taurus paid $140,000, net of the $20,000 due from Rick's at closing,
with $60,000 due on July 15, 2003 and $70,000 due August 15, 2003.   The
majority stockholder personally guaranteed the payment of the remaining $130,000. (See note 5).


NOTE 4 - ADVANCES FROM STOCKHOLDER

The majority stockholder paid expenses on behalf of Taurus or advanced Taurus a total of $94,036 since between June 2003 and September 2003. These advances are non-interest bearing, due on demand, and are to be repaid as cash becomes available.


NOTE 5 - NOTE PAYABLE

Taurus agreed to pay $130,000 to the former parent as discussed in note 3. The note bears interest at 18% and was due August 15, 2003. Taurus was unable to meet the August 15, 2003 due date and obtained an extension of the due date to February 17. 2004. At September 30, 2003, the balance of the note was $76,900, which includes accrued interest totaling $6,900.


NOTE 6 - INCOME TAXES

Taurus has not yet realized income as of the date of this report, and no provision for income taxes has been made. At September 30, 2003 a deferred tax asset has not been recorded due to Taurus' lack of operations to provide income to use the net operating loss carryover of approximately $122,000 that expires in 2023.

NOTE 7 - COMMON STOCK

In August 2003, Taurus adopted a Stock Option and Grant plan (the "Plan") for employees, officers, directors and consultants which authorizes the issuance of 650,000 shares of common stock. The Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable.

In September 2003, Taurus issued 500,000 shares of common stock to consultants valued at $225,300 based on the stock price on the date issued.


NOTE 8 - CONTINGENCIES

Taurus is involved in various claims and one lawsuit arising in the normal course of business. Taurus accrued approximately $16,000 related to the lawsuit as of September 30, 2003. However, in management's opinion, the ultimate outcome of these items will not have a material adverse effect on the results of operations or financial position.


NOTE 9 - SUBSEQUENT EVENT

On November 5, 2003, Bluestar issued 250,000 shares of common stock and assumed approximately $330,000 liabilities for 100% of the outstanding common stock of HealthQuest, Inc. (HealthQuest), a Florida based health management services and consulting company.

In January 2004, the Board of directors approved the issuance of 138,000 shares of common stock for a reduction in the payable to the majority stockholder of $69,000.

In October 2003, Taurus issued 60,000 shares of stock to consultants which will be expensed based on the value stock on the date issued.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2004.

                         TAURUS ENTERTAINMENT COMPANIES, INC.

                         /s/ Alfred S. Oglesby
                         ---------------------
                         Alfred S. Oglesby
                         Director, Chairman of the Board,
                         Chief Executive Officer and
                         Chief Financial Officer


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE                    TITLE                              DATE


/s/  Alfred  S.  Oglesby
     -------------------

Alfred S. Oglesby            Director, Chairman of the Board,   January 14, 2004
                             Chief Executive Officer, and
                             Chief Financial Officer