Form 10QSB
period 2003-12-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 2004-03-02
CIK 225926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: December 31, 2003

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

                                 (281) 207-5485
              (Registrant's telephone number, including area code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of February 1, 2004, there were 10,768,004 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]      No [X]

                      TAURUS ENTERTAINMENT COMPANIES, INC.


                                TABLE OF CONTENTS
                                -----------------



PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

Item 2.     Management's Discussion and Analysis or Plan of Operation

Item 3.     Controls and procedures


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities and Small Business Issuer Purchases of
            Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003


                                ASSETS
Current assets
  Cash                                                                $     1,541
                                                                      ------------
        Total current assets                                                1,541

Vehicles, net                                                              45,937
                                                                      ------------
        Total assets                                                  $    47,478
                                                                      ============


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                               $    44,483
  Note payable                                                             76,900
  Advances from stockholders                                              153,396
  Current portion, long-term debt                                          14,317
                                                                      ------------
        Total current liabilities                                         289,096
                                                                      ------------

Long-term debt, net of current portion                                    319,663

Stockholders' deficit:
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 11,118,004 shares issued and outstanding                   11,118
  Additional paid in capital                                              662,977
  Deficit accumulated during the development stage                     (1,235,376)
                                                                      ------------
        Total stockholder's deficit                                      (561,281)
                                                                      ------------

        Total liabilities and stockholders' deficit                   $    47,478
                                                                      ============

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   Three Month Period Ended December 31, 2003




Revenues                                                        $    17,789

Operating expenses:

  General and administrative                                        194,044
  Impairment                                                        471,731
  Interest expense                                                    3,588
                                                                ------------
  Total operating expenses                                          669,363
                                                                ------------

  Net loss                                                      $  (651,574)
                                                                ============

Net loss per share:
  Basic and diluted                                             $      (.06)
                                                                ============

Weighted average shares outstanding:
  Basic and diluted                                              10,984,308
                                                                ============

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Month Period Ended December 31, 2003


CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                            $(651,574)
Adjustments to reconcile net loss to cash used
  in activities:
  Impairment                                                          471,731
  Stock issued for services                                           105,400
Changes in current assets and liabilities:
  Accounts payable & accrued expenses                                  17,812
                                                                    ----------

NET CASH USED IN OPERATING ACTIVITIES                                 (56,631)
                                                                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder                                              59,630
Payments on note payable                                               (1,458)
                                                                    ----------
                                                                       58,172
                                                                    ----------
NET INCREASE IN CASH                                                    1,541
Cash, beg. of period                                                        -
                                                                    ----------
Cash, end of period                                                 $   1,541
                                                                    ==========

Supplemental information:
  Income taxes paid                                                 $       -
  Interest paid                                                     $       -

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Taurus Entertainment Companies, Inc., d/b/a Bluestar Physical Therapy ("Bluestar") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 8-K/A filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements in the Form 8-K/A have been omitted.

Vehicles
--------

Vehicles are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets that range between three and seven years.

Stock Options:
-------------

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income
(loss) per share to be disclosed in interim financial statements. For the period ended June 30, 2003, Blue Star's pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

NOTE 2 - ACQUISITION

On October 31, 2003, Bluestar acquired all of the assets and assumed certain liabilities of Healthquest, Inc. Pursuant to the transaction; Bluestar issued 250,000 shares of its common stock valued at $182,500, using an average price for a period of fifteen days prior to and subsequent to the date of the merger. The Company purchased the assets and liabilities of Healthquest in order to expand the development and operation of physical therapy and wellness service facilities as part of its new business model within the health care industry. The acquisition was accounted for using the purchase method of accounting resulting in an excess purchase price over the fair value of net tangible assets of $471,731 all of which was allocated to goodwill. The goodwill was impaired on December 31, 2003, see note 3.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.


          Vehicles                           $ 47,500
          Goodwill                            471,731
                                             --------
            Total assets acquired             519,231
                                             --------

          Liabilities                         336,731
                                             --------
            Net assets acquired              $182,500
                                             ========

     The consolidated statement of operations in the accompanying financial statements for the year quarter December 31, 2003 includes the operations of Healthquest, Inc. from November 1, 2003 through December 31, 2003.


NOTE 3 - IMPAIRMENT

Since the acquisition of Healthquest on October 31, 2003, the reportable unit has been unable to generate positive cashflows from operations. In addition, Healthquest incurred losses in 2002 and 2003 and the projected near-term future revenue stream will not will not provide positive cashflows from operations. Therefore, management determined the goodwill related to the acquisition is impaired at December 31, 2003 and recorded an impairment charge of $471,731 during the quarter ended December 31, 2003.

NOTE 4 - LONG-TERM DEBT

Bluestar assumed two notes payable in the acquisition of Healthquest (see note
2). The following summarizes the notes:

     Note payable to a individual bearing interest at 5%, with interest payable monthly beginning November 1, 2003, unsecured. Interest accrues monthly and is payable on the 1st of the month through December 1, 2007. Beginning December 1, 2007, the unpaid principal balance will be amortized over 36 months beginning on January 1, 2008. The balance outstanding at December 31, 2003 was $300,000.

     Term note payable to a bank bearing interest at 4.5%, with principal and interest payable monthly at $1,193 per month, collateralized by a vehicle. The balance outstanding at December 31, 2003 was $27,416.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.     Financial Statements

The information required by this Item 1 is included in this report beginning on page F-1.


Item 2.     Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this annual report.


     FORWARD LOOKING STATEMENT AND INFORMATION

     We are including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse affects on the our financial condition and results of operations: the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of our operations and management with our parent, Taurus Entertainment Companies, Inc., the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.


GENERAL

     We are a development stage company with a limited operating history. In June 2003, we merged with Bluestar Physical Therapy ("BlueStar") which was accounted for as a recapitalization of Bluestar. Bluestar intends to acquire, develop, and operate licensed outpatient physical therapy clinics nationwide. The clinics will provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries only on an outpatient basis. Bluestar's growth strategy is to acquire and develop outpatient physical therapy clinics initially in Texas and the South and later to expand on a national basis.

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

From inception through December 31, 2003, we have utilized funds contributed by our majority stockholder. We have had minimal revenues and have incurred net losses from operations totaling approximately $1,235,000 from inception through December 31, 2003.

Our current cash forecast indicates that there will be negative cash flow from operations for the foreseeable future. As reflected in the Going Concern opinion, it is critical as discussed hereunder that we obtain additional working capital so that we can continue to meet current cash obligations while we continue to improve cash flow from operations. The financial statement footnotes and auditor's opinion reflects that we have a significant accumulated deficit and working capital deficiency at December 31, 2003 and we are unable to meet our obligations as they come due; all of which raise substantial doubt about our ability to continue as a going concern. Should no additional capital be raised we could possibly not have the necessary resources to continue as a viable company. If we are able to obtain additional debt or equity financing, we will be able to generate the necessary funds to operate at a minimum requirement level, thus enabling us to focus on raising additional capital, either through private or public equity financing or debt financing, to fund the acquisition of additional clinics. We are currently seeking short-term and long-term debt or equity financing sufficient to fund working capital and acquisitions of physical therapy clinics. However, we can provide no assurance that we will be successful in raising funds, that the amount and terms of any financing will be acceptable.


RESULTS OF OPERATIONS

The Company's loss for the three-month period ended December 31, 2003 totaled $651,574. General and administrative expenses consist of legal, accounting and consulting.

During the three month period ended December 31, 2003, Bluestar recorded an impairment charge related to the goodwill created in the acquisition of Healthquest. Estimated future cashflows from operations for the near term were negative, resulting in the impairment of the intangible asset.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had a working capital deficit of $287,555 with net cash used in operating activities in the three month period ended December 31, 2003 totaling $56,631.

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


ITEM 3.     CONTROLS AND PROCEDURES

     Alfred S. Oglesby, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses except as follows:

     Most  of  the  Company's  expenses  are  being  paid  directly by the Chief
     Executive  Officer  from  personal  funds.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     In November 2003, a lawsuit was filed by R. Dean Ayers against the Company's subsidiary, Bluestar Physical Therapy, Inc. alleging breach of contract in the amount of $16,773.66. The Company filed a general denial and intends to contest this litigation.



Item 2.  Changes in Securities and Small Business Issuer Purchases of Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     During the period covered by this report, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.



Item 5.  Other Information

     In connection with the acquisition of HealthQuest, Inc. by BlueStar effective October 31, 2003, we were obligated to file an amended Form 8-K related to Item 7 on or about January 14, 2004. The Company is presently compiling information in order to file the amended Form 8-K.


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

          (b)  Reports on Form 8-K

     On November 14, 2003, we filed Form 8-K relating to Items 2 and 5 regarding the acquisition of HealthQuest, Inc. by BlueStar Physical Therapy, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    TAURUS ENTERTAINMENT COMPANIES, INC.



Date: March 1, 2004                 By:   /s/  Alfred Oglesby
                                          ----------------------------
                                          Alfred Oglesby
                                          Chief Executive Officer Chief
                                          Financial Officer