Form 10QSB
period 2004-03-31
TAURUS ENTERTAINMENT COMPANIES INC
filed 2004-05-26
CIK 225926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2004

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 21, 2004, there were 11,226,004 shares of common stock, $.01 par value, outstanding.

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

Item 3.  Defaults Upon Senior Securities

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                     PART I
                              FINANCIAL INFORMATION


Item 1.   Financial Statements

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)

                          ASSETS

Current assets
  Cash                                                    $     2,416
                                                          ------------
      Total current assets                                      2,416

Vehicles, net                                                  43,592
                                                          ------------
      Total assets                                        $    46,008
                                                          ============

          LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                   $    75,553
  Note payable                                                424,929
  Advances from stockholders                                  224,368
                                                          ------------
      Total current liabilities                               724,850
                                                          ------------

Long-term debt, net of current portion                          7,158


Stockholders' deficit:
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 11,226,004 shares issued and outstanding       11,226
  Additional paid in capital                                  762,069
  Deficit accumulated during the development stage         (1,459,295)
                                                          ------------
      Total stockholder's deficit                            (686,000)
                                                          ------------

      Total liabilities and stockholders' deficit         $    46,008
                                                          ============

                                   TAURUS ENTERTAINMENT COMPANIES, INC.
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                      (A DEVELOPMENT STAGE COMPANY)
                              Three and Six months ended March 31, 2004 and
       Period from Inception (March 18, 2003) through March 31, 2003 and Inception (March 18, 2003)
                                          through March 31, 2004
                                               (Unaudited)

                                        Three months       Six months       Inception        Inception
                                           ended             ended        through March    through March
                                       March 31, 2004    March 31, 2004      31, 2003        31, 2004
                                      ----------------  ----------------  --------------  ---------------
Revenues                              $        11,604   $        29,393   $            -  $       29,393

Operating expenses:

  General and administrative                  210,778           404,822                -         731,724
  Impairment                                   11,250           482,981                -         482,981
  Transaction Cost                                  -                 -                -         250,000
  Interest expense                             13,495            17,083                -          23,983
                                      ----------------  ----------------  --------------  ---------------
  Total operating expenses                    235,523           904,886                -       1,488,688
                                      ----------------  ----------------  --------------  ---------------

  Net loss                            $      (223,919)  $      (875,493)  $            -  $   (1,459,295)
                                      ================  ================  ==============  ===============

Net loss per share:
  Basic and diluted                   $         (0.02)  $         (0.08)
                                      ================  ================

Weighted average shares outstanding:
  Basic and diluted                        11,197,301        11,197,301
                                      ================  ================

                               TAURUS ENTERTAINMENT COMPANIES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six Months Ended March 31, 2004 and Inception (March 18, 2003) through March 31, 2003 and Inception (March 18, 2003) through March 31, 2004

                                                   Six months        Inception        Inception
                                                 ended March 31,   through March    through March
                                                      2004            31, 2003        31, 2004
                                                -----------------  --------------  ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                        $       (875,493)  $            -  $   (1,459,295)
Adjustments to reconcile net loss to cash used
  in activities:
  Depreciation expense                                     2,345                -           3,908
  Purchase price of Taurus financed by seller                  -                -         130,000
  Impairment                                             482,981                -         482,981
  Stock issued for services                              204,600                -         429,900
Changes in current assets and liabilities:
  Accounts payable & accrued expenses                     60,206                -          91,117
                                                -----------------  --------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                   (125,361)               -        (321,389)
                                                -----------------  --------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder                                127,714                -         224,368
Issuance of common stock                                       -                -         160,895
Payments on note payable                                  (1,478)               -         (61,458)
                                                -----------------  --------------  ---------------
                                                         126,236                -         323,805
                                                -----------------  --------------  ---------------
NET INCREASE IN CASH                                         875                -           2,416
Cash, beg. of period                                       1,541            2,416               -
                                                -----------------  --------------  ---------------
Cash, end of period                             $          2,416   $        2,416  $        2,416
                                                =================  ==============  ===============

Supplemental information:
  Income taxes paid                             $              -   $            -  $            -
  Interest paid                                 $              -   $            -  $            -

                      TAURUS ENTERTAINMENT COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Taurus Entertainment Companies, Inc., dba Bluestar Physical Therapy ("Bluestar") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 8-K/A filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements in the Form 8-K/A have been omitted.

Vehicles
--------

Vehicles are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets that range between three and seven years.

Stock Options:
-------------

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income
(loss) per share to be disclosed in interim financial statements. For the period ended March 31,2004, Blue Star's pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

NOTE 2 - ACQUISITION

On October 31, 2003, Bluestar acquired all of the assets and assumed certain liabilities of Healthquest, Inc. Pursuant to the transaction; Bluestar issued 250,000 shares of its common stock valued at $182,500, using an average price for a period of fifteen days prior to and subsequent to the date of the merger. The Company purchased the assets and liabilities of Healthquest in order to expand the development and operation of physical therapy and wellness service. The acquisition was accounted for using the purchase method of accounting resulting in an excess purchase price over the fair value of net tangible assets of $482,981 all of which was allocated to goodwill. The goodwill was impaired on December 31, 2003, see note 3.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

          Vehicles                                     $      47,500
          Goodwill                                           482,981
                                                       -------------
            Total assets acquired                            530,481
                                                       -------------

          Liabilities                                        347,981
                                                       -------------
            Net assets acquired                        $     182,500
                                                       =============

     The consolidated statement of operations in the accompanying financial statements for the quarter ended March 31, 2004 includes the operations of Healthquest, Inc. from November 1, 2003 through March 31, 2004.


NOTE 3 - IMPAIRMENT

Since the acquisition of Healthquest on October 31, 2003, the reportable unit has been unable to generate positive cashflows from operations. In addition, Healthquest incurred losses in 2002 and 2003 and the projected near-term future revenue stream will not will not provide positive cashflows from operations. Therefore, management determined the goodwill related to the acquisition is impaired at December 31, 2003 and recorded an impairment charge of $482,981 during the six month period ended March 31, 2004.

NOTE 4 - LONG-TERM DEBT

Bluestar assumed two notes payable in the acquisition of Healthquest (see note
2). The following summarizes the notes:

     Note payable to a individual bearing interest at 5%, with interest payable monthly beginning November 1, 2003, unsecured. This note is currently in default and the default rate of interest on the note is 10%. This note is due on demand due to its default status. The balance outstanding at March 31, 2004 was $311,250 and interest of $10,345.

     Term note payable to a bank bearing interest at 4.5%, with principal and interest payable monthly at $1,193 per month, collateralized by a vehicle. The balance outstanding at March 31, 2004 was $24,257.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this annual report.

     FORWARD LOOKING STATEMENT AND INFORMATION

     We are including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse affects on the our financial condition and results of operations: the ability of the Company to respond to changes in the physical therapy and wellness market, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.


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

From inception through March 31, 2004, we have utilized funds contributed by our majority stockholder. We have had minimal revenues and have incurred net losses from operations totaling approximately $1,459,000 from inception through March 31, 2004.

Our current cash forecast indicates that there will be negative cash flow from operations for the foreseeable future. As reflected in the Going Concern opinion, it is critical as discussed hereunder that we obtain additional working capital so that we can continue to meet current cash obligations while we continue to improve cash flow from operations. The financial statement footnotes and auditor's opinion reflects that we have a significant accumulated deficit and working capital deficiency at March 31, 2004 and we are unable to meet our obligations as they come due; all of which raise substantial doubt about our ability to continue as a going concern. Should no additional capital be raised we could possibly not have the necessary resources to continue as a viable company. If we are able to obtain additional debt or equity financing, we will be able to generate the necessary funds to operate at a minimum requirement level, thus enabling us to focus on raising additional capital, either through private or public equity financing or debt financing, to fund the acquisition of additional clinics. We are currently seeking short-term and long-term debt or equity financing sufficient to fund working capital and acquisitions of physical therapy clinics. However, we can provide no assurance that we will be successful in raising funds, that the amount and terms of any financing will be acceptable.


RESULTS OF OPERATIONS

The Company's loss for the six-month period and ended March 31, 2004 totaled $875,493. General and administrative expenses consist of legal, accounting and consulting.

During the six month period ended March 31, 2004, Bluestar recorded an impairment charge of $482,981 related to the goodwill created in the acquisition of Healthquest. Estimated future cashflows from operations for the near term were negative, resulting in the impairment of the intangible asset.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had a working capital deficit of $678,842 with net cash used in operating activities in the six month period ended March 31, 2004 totaling $123,840.

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


RECENT  EVENTS

As disclosed in the Company's November 14, 2003 Form 8-K, our subsidiary, Bluestar, acquired HealthQuest, Inc., a Florida based health management services and consulting company, effective October 31, 2003. HealthQuest is now a wholly-owned subsidiary of Bluestar. Terms of the sale include 250,000 shares of Taurus common stock and the assumption of liabilities of approximately $345,000.

During the month of May, management decided to close down the Wellness facility and operate exclusively out of the mobile unit. This decision allows us to materially reduce operations cost of rent and utilities.


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


Item 2.   Changes in Securities and Small Business Issuer Purchases of
Securities

     During our quarter ended March 31, 2004, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

     30,000 shares of common stock were issued to a consultant for services rendered.


Item 3.   Defaults Upon Senior Securities

As part of our acquisition of HealthQuest on Oct. 31, 2003 we became liable for a note payable to a individual bearing interest at 5%, with interest payable monthly beginning Nov. 1, 2003, unsecured. Interest accrues monthly and is payable on the 1st of the month through Dec. 1, 2007. Beginning Dec.1, 2007, the unpaid principal balance will be amortized over 36 months beginning on Jan 1, 2008. The balance outstanding, including accrued interest at Dec 31, 2003 was $313,750.

Interest for the current quarter has not been paid to date, therefore the note is in default. As of the current date there has not been a demand for payment. In addition to the note becoming due, the interest rate increases from 5% to 10%.


Item 5.  Other Information

     (a) In connection with the acquisition of HealthQuest, Inc. by BlueStar effective October 31, 2003, we were obligated to file an amended Form 8-K related to Item 7 on or about January 14, 2004. The Company is presently compiling information in order to file the amended Form 8-K.

     (b) The Board has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. At this time, the consideration of candidates for the Board of Directors is in the Board's discretion, which we believe is adequate based on the size of the Company and each current board member's qualifications.


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


                                         TAURUS  ENTERTAINMENT  COMPANIES,  INC.


Date:  May   26 ,  2004             By:  /s/  Alfred  Oglesby
            ----                         ---------------------------------------
                                         Alfred  Oglesby
                                         Chief  Executive  Officer
                                         Chief Financial Officer