Form 10QSB
period 2004-06-30
TAURUS ENTERTAINMENT COMPANIES INC
filed 2004-08-25
CIK 225926

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-08835

Bluestar Health, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0736215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19901 Southwest Freeway, Suite 209 Sugar Land, TX	77479
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 207-5485

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐ No  ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 4, 2004, there were 12,548,504 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):
Yes  ☐    No  ☐

Bluestar Health, Inc.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management’s Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

BLUESTAR HEALTH, INC.
(Formerly Taurus Entertainment Companies, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
June 30, 2004
(Unaudited)

ASSETS

Current assets
Cash	$581
Total current assets	581

Vehicles, net	41,247
Total assets	$41,828

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$105,368
Notes payable	435,923
Advances from stockholders	228,316
Total current liabilities	769,607

Notes payable, net of current portion	7,159

Stockholders’ deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-
Common stock, $.001 par value, 40,000,000 shares authorized, 11,288,504 shares issued and outstanding	11,289
Additional paid in capital	787,007
Deficit accumulated during the development stage	(1,533,234)
Total stockholder’s deficit	(734,938)

Total liabilities and stockholders’ deficit	$41,828

See accompanying notes to the consolidated financial statements

BLUESTAR HEALTH, INC.
(Formerly Taurus Entertainment Companies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
Three and Nine months ended June 30, 2004 and
Period from Inception (March 18, 2003) through June 30, 2003 and Inception (March 18, 2003)
through June 30, 2004
(Unaudited)

	Three months ended June 30, 2004	Nine months ended June 30, 2004	Inception through June 30, 2003	Inception through June 30, 2004

Revenues	$-	$29,393	$-	$29,393

Operating expenses:

General and administrative	53,864	467,136	-	794,038
Impairment	-	482,981	-	482,981
Transaction Cost	-	-	-	250,000
Interest expense	11,625	28,708	-	35,608
Total operating expenses	65,489	978,825	-	1,562,627

Net loss	$(65,489)	$(949,432)	$-	$(1,533,234)

Net loss per share:
Basic and diluted	$(0.01)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	11,237,680	10,996,009

See accompanying notes to the consolidated financial statements

BLUESTAR HEALTH, INC.
(Formerly Taurus Entertainment Companies, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2004 and Inception (March 18, 2003) through June 30, 2003 and Inception (March 18, 2003) through June 30, 2004

	Nine months ended June 30, 2004	Inception through June 30, 2003	Inception through June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(949,432)	$-	$(1,533,234)
Adjustments to reconcile net loss to cash used in activities:
Depreciation expense	6,253	-	6,253
Purchase price of Taurus financed by seller	-	-	130,000
Impairment	482,981	-	482,981
Stock issued for services	204,600	-	429,900
Changes in current assets and liabilities:
Accounts payable & accrued expenses	98,377	-	133,370

NET CASH USED IN OPERATING ACTIVITIES	(157,221)	-	(350,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	134,280	-	228,316
Issuance of common stock	25,000	-	185,895
Payments on note payable	(1,478)	-	(61,478)
	157,802	-	352,733
NET INCREASE IN CASH	581	-	2,003
Cash, beg. of period	-	-	-
Cash, end of period	$2,581	$-	$2,003

Supplemental information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Noncash Activities:
Acquisition of Healthquest	$182,501	$-	$182,501

See accompanying notes to the consolidated financial statements

BLUESTAR HEALTH, INC.
(Formerly Taurus Entertainment Companies, Inc.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluestar Health, Inc. (formerly Taurus Entertainment Companies, Inc.) ("Bluestar") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 8-K/A filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements in the Form 8-K/A have been omitted.

Stock Options:

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income (loss) per share to be disclosed in interim financial statements. For the period ended June 30,2004, Bluestar’s pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

NOTE 2 - ACQUISITIONS

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

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

Vehicles	$47,500
Goodwill	482,981
Total assets acquired	530,481

Liabilities	347,981
Net assets acquired	$182,500

The consolidated statement of operations in the accompanying financial statements for the period ended June 30, 2004 includes the operations of Healthquest, Inc. from November 1, 2003 through June 30, 2004.

On June 16, 2004, the Company signed an agreement to acquire the assets of Mississippi Central Clinic ("Mississippi") and Canton Rehabilitation Clinic ("Canton"). Mississippi and Canton operate physical therapy clinics in Jackson Mississippi. The Company issued 1,150,000 shares of common stock to the two owners of the clinics (600,000 on July 14, 2004, and 550,000 shares on July 29, 2004). The acquisition will be accounted for by the Company on July 14, 2004; the date the initial consideration was exchanged. The company will file an amended Form 8-K with audited financial statements and pro forma financial information.

NOTE 3 - IMPAIRMENT

Since the acquisition of Healthquest on October 31, 2003, the reportable unit has been unable to generate positive cash flows from operations. In addition, Healthquest incurred losses in 2002 and 2003 and the projected near-term future revenue stream will not provide positive cash flows from operations. Therefore, management determined the goodwill related to the acquisition had become impaired at December 31, 2003 and recorded an impairment charge of $482,981 during the nine month period ended June 30, 2004.

NOTE 4 - NOTES PAYABLE

Bluestar assumed two notes payable in the acquisition of Healthquest (see note 2). The following summarizes the notes:

Note payable to a individual bearing interest at 5%, with interest payable monthly beginning November 1, 2003, unsecured. This note is currently in default and the default rate of interest on the note is 10%. This note is due on demand due to its default status. The balance outstanding at June 30, 2004 was $311,250 and interest of $18,190.

Term note payable to a bank bearing interest at 4.5%, with principal and interest payable monthly at $1,193 per month, collateralized by a vehicle. The balance outstanding at June 30, 2004 was $24,257.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On August 20, 2004, Bluestar amended its articles of incorporation changing its name to Bluestar Health, Inc. Bluestar also increased the number of authorized shares of common stock to 40,000,000 and authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock will be divided into one or more series with the preferences, limitations, and relative rights to be determined by Bluestar’s board of directors.

Bluestar sold 62,500 shares of common stock for proceeds of $25,000 during the three month period ended June 30, 2004.

NOTE 6 - SUBSEQUENT EVENTS

In July 2004, Bluestar issued 110,000 shares of common stock to various individuals for consulting services. These shares will be valued based on the market price of the common stock issued and expensed in the period the services are provided.

8

In July 2004, Bluestar issued 1,150,000 shares of common stock in connection with the acquisition of two physical therapy clinics (see note 2).

ITEM 2	Managements Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this annual report.

Except for historical information, the materials contained in this Management’s Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company’s historical losses, the need to manage its growth, general economic downturns, intense competition in the emissions testing industry, seasonality of quarterly results, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, and results of operations and prospects.

Overview

We own and operate licensed outpatient physical therapy clinics. We currently operate two clinics which we acquired after the quarter ended June 30, 2004. We intend to do additional acquisitions and to expand nationwide. The one clinic we acquired as part of the Healthquest acquisition was closed during the quarter ended June 30, 2004. As a result, we had no revenues for the quarter.

The clinics we acquire are intended to provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries only on an outpatient basis. Our growth strategy is to acquire and develop outpatient physical therapy clinics initially in Texas and the South and later to expand on a national basis.

Three Months Ended June 30, 2004 Compared to the Period from Inception (March 18, 2003) through June 30, 2003

Results of Operations

Introduction

We did not have any revenues for the quarter ended June 30, 2004, and we did not have any revenues for the period from inception (March 18, 2003) to June 30, 2003. During both of these periods, we did not own any operating businesses. We did, however, own a single clinic during the time period between these two quarters that we closed.

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended June 30, 2004, as compared to the period from inception (March 18, 2003) through June 30, 2003, and the quarter ended March 31, 2004, are as follows:

	Quarter ended June 30, 2004	Inception (March 18, 2003) to June 30, 2003	Quarter ended March 31, 2004

Revenues	$-	$-	11,604
General and administrative	53,864	-	210,778
Interest expense	11,625	-	13,495
Net loss	(65,489)	-	(223,919)

Our general and administrative expenses were significantly higher last quarter because of legal, accounting, and consulting expenses. Interest expense is related to several notes payable.

Nine Months Ended June 30, 2004 Compared to the Period from Inception (March 18, 2003) through June 30, 2004

Results of Operations

Introduction

For the nine months ended June 30, 2004, we have revenues of $29,393 and a net loss of $(949,432). For the period from inception (March 18, 2003) to June 30, 2004, we had revenues of $29,393 and a net loss of $(1,533,234).

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the nine months ended June 30, 2004, as compared to the period from inception (March 18, 2003) through June 30, 2004 are as follows:

	Nine months ended June 30, 2004	Inception (March 18, 2003) to June 30, 2004	Change

Revenues	$29,393	$29,393	-
General and administrative	467,136	794,038	(326,902)
Impairment	482,981	482,981	-
Interest expense	28,708	35,608	(6,900)
Net loss	(949,432)	(1,533,234)	583,802

Our general and administrative expenses were lower during the most recent nine month period as legal, accounting, and consulting expenses were reduced. The impairment charge was related to the goodwill created in the Healthquest acquisition.

Liquidity and Capital Resources

Introduction
We have not operated profitably, and do not anticipate doing so in the near future. We are in default on several of our loan obligations, and our seeking to raise capital through a variety of sources to fund operations until such time as we might operate on a positive cash flow basis. To date, we have relied primarily on funds from our majority stockholder, and anticipate continuing to do so until we raise the necessary capital.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2004 and March 31, 2004 are as follows:

	June 30, 2004	March 31, 2004	Change

Cash	$581	$2,416	(1,835)
Total current assets	581	2,416	(1,835)
Total assets	41,828	46,008	(4,180)
Total current liabilities	769,607	724,850	44,757
Total liabilities	776,766	732,008	44,758

Cash Requirements

Currently, our cash requirements consist primarily of general and administrative expenses related to maintaining our status as a public company, and certain debt payments that come due.

Sources and Uses of Cash

Operations

We did not generate any revenues this quarter. However, as the result of two acquisitions closed after the quarter, we anticipate having some revenues next quarter, although we will not be operating at a positive cash flow.

Financing

We have funded expenses primarily through advances from our majority shareholder, and will continue to do so until we can raise necessary capital. We do not currently have any specific plans as to how we will raise the necessary capital.

Debt Instruments, Guarantees, and Related Covenants

We have three primary debt obligations. The first is two vehicle loans, and we are in default on both of these loans. No demands have been made as of the date hereof. The second is a note in connection with the acquisition of assets from Healthquest. We are in default on this loan. No demand has been made as of the date hereof. Finally, the third obligation is a note to the controlling shareholder of Taurus Entertainment Companies, Inc. arising out of the transaction whereby our current majority shareholder obtained control. We are in default on this loan, and no demand has been made as of the date hereof.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

Revenue Recognition

Our revenue recognition policy is objective in that we recognize revenue when services are performed. Accordingly, there are no estimates or assumptions that have caused deviation from our revenue recognition policy.

Accounting for Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." These rules state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123." This statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our financial position.

ITEM 3	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II

ITEM 1	Legal Proceedings

There are no updates to the litigation matters discussed in our Quarterly Report for the quarter ended March 31, 2004.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2	Changes in Securities and Use of Proceeds

In February 2004, we issued 350,000 shares of common stock to two individuals in connection with our acquisition of the assets of Healthquest, Inc. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors.

ITEM 3	Defaults Upon Senior Securities

As part of our acquisition of HealthQuest on October 31, 2003, we became liable for a note payable to a individual bearing interest at 5%, with interest payable monthly beginning Nov. 1, 2003, unsecured. Interest accrues monthly and is payable on the 1st of the month through Dec. 1, 2007. Beginning Dec.1, 2007, the unpaid principal balance will be amortized over 36 months beginning on Jan 1, 2008. The balance outstanding, including accrued interest at Dec 31, 2003 was $313,750.

Interest for the current quarter has not been paid to date, therefore the note is in default. As of the current date there has not been a demand for payment. In addition to the note becoming due, the interest rate increases from 5% to 10%.

We are obligated and in default under two additional loans. The first is two vehicle loans, and we are in default on both of these loans. No demands have been made as of the date hereof. The second is a note in connection with the acquisition of assets from Healthquest. We are in default on this loan. No demand has been made as of the date hereof.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

On August 12, 2004, we held a special shareholder’s meeting for the purpose of approving an amendment to our articles of incorporation to (i) change the name of the corporation to Bluestar Health, Inc., and (ii) increasing our authorized common stock from 20,000,000 shares to 40,000,000 shares. The amendment was effective on or around August 20, 2004.

On November 5, 2003, we entered into an Asset Purchase Agreement with Healthquest, Inc. Subsequent to the acquisition, we became aware of numerous material breaches of the Asset Purchase Agreement, and after consulting with legal counsel our Board of Directors has elected to rescind the purchase in its entirety. We will be filing amended Current Reports on Form 10-QSB for the quarters ended December 31, 2003 and March 31, 2004 to reflect the rescission.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1 (1)	Asset Purchase Agreement dated March 9, 2004

2.2 (1)	Bill of Sale dated March 9, 2004

2.3 (1)	Assignment and Assumption Agreement

3.1 (2)	Restated Articles of Incorporation of Taurus Petroleum, Inc.

3.2	Articles of Amendment to the Articles of Incorporation of Taurus Petroleum, Inc.

3.3 (2)	Bylaws of Taurus Oil Corporation

10.1	Consulting Agreement dated March 16, 2003 with Peter Wokoun

10.2	Consulting Agreement dated March 24, 2004 with Elorian Landers

10.3	Consulting Agreement dated March 24, 2004 with Rod Watkins

10.4 (1)	Unsecured Subordinated Promissory Note dated June 14, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated July 1, 2004 and filed with the Commission on July 2, 2004.

(2)	Incorporated by reference from our Annual Report on Form 10-KSB for the year ended September 30, 1998, filed with the Commission on January 20, 1999.

(b)	Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluestar Health, Inc.

Date: August 24, 2004	By:	/s/ Alfred Oglesby

Alfred Oglesby, President and Chief Financial Officer

