Form 10KSB
period 2004-09-30
Bluestar Health, Inc.
filed 2005-02-22
CIK 225926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-08835

Bluestar Health, Inc.
(Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0736215 (I.R.S. Employer Identification No.)
19901 Southwest Freeway, Suite 209 Sugar Land, TX (Address of principal executive offices)	77479 (Zip Code)

Issuer’s telephone number (281) 207-5485

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒  No   ☐.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for its most recent fiscal year.  The issuer had revenues of $302,349 for the year ended September 30, 2004.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $724,999 as of February 15, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 15, 2005, there were 13,365,784 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one):

    Yes ☐    No   ☒

Bluestar Health, Inc.

PART I
This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS

Business Development

We were incorporated on April 26, 1977 as Taurus Oil Corporation. We have changed our name several times to reflect changes in our business, most recently on August 12, 2004, when we changed our name from Taurus Entertainment Companies, Inc. to Bluestar Health, Inc.

On June 12, 2003, we entered into a Stock Exchange Agreement with Alfred Oglesby, our current sole officer and director, whereby Oglesby exchanged all of his stock in Bluestar Physical Therapy, Inc., a Texas corporation, for 9,650,000 shares of our common stock, representing 94.5% of our outstanding common stock at the time. Bluestar became our wholly-owned subsidiary.

On November 5, 2003, we entered into an asset purchase agreement for all of the assets used to operate a physical therapy and rehabilitation clinic in Florida. However, on August 24, 2004, as a result of a series of material breaches of the acquisition agreement by the seller, we rescinded the acquisition in its entirety.

On June 16, 2004, we acquired all of the assets used to operate two physical therapy and rehabilitation clinics in Jackson, Mississippi. These two clinics constitute our only operating business at this time.

Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASDAQ OTCBB”) under the symbol BLSH.

Business of Issuer

Overview

We are a healthcare management company with operations in the areas of physical therapy and preventative care. We operate through one subsidiary, PT Centers, Inc. We current own and operate two outpatient physical therapy and rehabilitation clinics in Jackson, Mississippi.

We intend to grow our business by acquiring additional physical therapy and outpatient clinics and then integrating health prevention treatments and programs into the clinics in order to create a healthcare services model based on preventing illness. The focus will be on preventative care, rather than the more traditional treatment of illness after it has developed.

Principal Products and Services and Their Markets

Our principal service is outpatient physical therapy treatments, primarily for patients following an injury, surgery, or other event. These services include pre- and post-operative orthopedic, spinal, occupational, and sports-related injuries.

We intend to expand the existing service offerings of our existing clinics, as well as additional clinics we will be acquiring, to include specialized sports training and medical spa treatments, which we anticipate will provide a bridge between traditional physical therapy and preventative care.

Our preventative care services, which are not currently operational in our existing clinics, is anticipated to include wellness screening, healthy living programs, and cosmetic treatments. Wellness screening will include health interviews, laboratory tests, and diagnostic tests designed by measure the wellness of patients. Healthy living programs will encompass fitness, personal training, nutrition, weight management, hormone therapy, and nutritional supplement advice and stress therapy treatments, all with the goal of helping patients to stay healthier, feel better, have more energy, sleep sounder, and live longer.

Our cosmetic treatments will include both non-operative and operative treatments designed to help the patients feel better because they look better. These treatments may be provided by third-party providers in conjunction with our other service offerings.

The market for our physical therapy services are patients recovering from a medical event. The market for our services is driven primarily by the baby-boomer generation who want to feel better, look better, and live longer by taking affirmative action rather than be reactive to traditional medical treatments.

Distribution

All of our services are currently offered through our two clinics in Jackson, Mississippi. Currently, we only offer physical therapy services. As we expand our preventative care services and cosmetic treatments, these services will also be offered through our various clinic locations.

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

Suppliers

We do not purchase goods or services in material amounts from any particular suppliers.

Customers

Our customers are individual patients in need of physical therapy treatments following an injury, surgery, or other event. Our customers are usually referred to us by their primary care physician.

Intellectual Property

We have no registered trademarks or service marks.

Government Approvals and Regulations

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

Regulations Controlling Fraud and Abuse. Various federal and state laws regulate the relationships between providers of healthcare services and physicians. These laws include Section 1128B(b) of the Social Security Act (the “Fraud and Abuse Law”), under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. We believe that our billing procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their application is not currently known. In 1991, the Office of the Inspector General (“OIG”) of the United States Department of Health and Human Services issued regulations describing compensation arrangements that fall within a “Safe Harbor” and, therefore, are not viewed as illegal remuneration under the Fraud and Abuse Law. Failure to fall within a Safe Harbor does not mean that the Fraud and Abuse Law has been violated; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny. Our business of managing physician-owned physical therapy facilities is regulated by the Fraud and Abuse Law and falls outside the scope of the Safe Harbors. Nonetheless, we believe that these arrangements comply with the Fraud and Abuse Law, even though federal courts provide little guidance as to the application of the Fraud and Abuse Law to these arrangements. If our management contracts are held to violate the Fraud and Abuse Law, it could have a material adverse effect on our business, financial condition and results of operations. In February 2000, the OIG issued a special fraud alert regarding the rental of space in physician offices by persons or entities to which the physicians refer patients. The Fraud and Abuse Law prohibits knowingly and willfully soliciting, receiving, offering or paying anything of value to induce referrals of items or services payable by a federal healthcare program. The OIG is concerned that in these arrangements, rental payments may be disguised kickbacks to the physician-landlords to induce referrals.

Stark II. Provisions of the Omnibus Budget Reconciliation Act of 1993 (the “Stark Law”) prohibits referrals by a physician for designated health services” to an entity in which the physician or family member has an investment interest or other financial relationship, with several exceptions. The Stark Law covers management contracts with physician groups and any financial relationship between Bluestar and referring physicians, including any financial transaction resulting from a clinic acquisition. This law also prohibits billing for services rendered from a prohibited referral Several states have enacted laws similar to the Stark Law, but these state laws cover all patients (not just Medicare and Medicaid). Many federal healthcare reform proposals in the past few years have expanded the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with applicable law. If we fail to comply with the Stark Law our financial results and operations would be adversely affected. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

HIPAA. In an effort to further combat healthcare fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. Additionally, HIPAA mandates the adoption of standards regarding the exchange of electronic healthcare information in an effort to ensure the privacy and security of patient information and standards relating to the privacy of health information and security of electronic health information. Compliance with the standards for the exchange of electronic healthcare information were required as of October 16, 2003. Compliance with the standards relating to privacy of protected health information were required as of April 14, 2003. Finally, we must comply with HIPAA standards for the security of electronic health information by April 21, 2005. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. We cannot predict what effect, if any, the expanded enforcement authorities will have on our business. We believe that our operations comply with HIPAA requirements.

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

Research and Development

We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Employees

We currently have three employees at the corporate level, including our sole officer and director, Alfred Oglesby. Our two clinics employ an additional eleven people, two of which are part-time employees.

ITEM 2 - DESCRIPTION OF PROPERTY

Our main office is located in Sugar Land, Texas, where we lease approximately 500 square feet of office space.

ITEM 3 - LEGAL PROCEEDINGS

In November 2003, a lawsuit was filed by R. Dean Ayers against our subsidiary, Bluestar Physical Therapy, Inc., alleging breach of contract in the amount of $16,773.66. On January 27, 2005, we settled this dispute with Mr. Ayers for $10,000 cash, 24,000 shares of our common stock, and the mutual execution of general releases.

On August 27, 2004, Bluestar Physical Therapy, a Division of Bluestar Health Inc., filed suit seeking rescission of the transaction by which Bluestar Physical Therapy acquired HealthQuest Inc.  The suit alleges fraudulent inducement and first material breach of the contract by HealthQuest and Dr. Peter Lord, the President and Chief Executive Officer of HealthQuest, which rendered the continued performance under the agreement impossible.  The suit is Cause No. 2004-47308; Bluestar Physical Therapy, a Division of Bluestar Health Inc. v. HealthQuest Inc. and Peter Lord; filed in the 152nd Judicial District Court of Harris County, Texas.  Healthquest answered with a general denial and discovery in the case is ongoing.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Board of Directors of the Company called a properly noticed Special Meeting of Shareholders on August 12, 2004. A quorum was present at the meeting and there was one matter submitted to a vote. A majority of the shareholders voted and approved the proposal as follows:

To approve an amendment to the Corporation’s Articles of Incorporation to (a) change the name of the Corporation to Bluestar Health, Inc., and (b) increase the Corporation’s authorized common stock from 20,000,000 to 40,000,000 shares.

For 9,650,000	Against 0	Abstain 0

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the NASDAQ OTCBB, under the symbol “BLSH” and has traded under that symbol since August 20, 2004. Prior to August 20, 2004, our common stock was traded under the symbol “TAUR.” Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

Below is a table indicating the range of high and low bid price for the common stock for each quarterly period within the most recent two fiscal years, as reported by The NASDAQ Stock Market, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year		Prices
Ended September 30,	Period	High	Low

2003	First Quarter	$0.12	$0.01
	Second Quarter	$0.06	$0.06
	Third Quarter	$0.62	$0.06
	Fourth Quarter	$0.54	$0.30

2004	First Quarter	$1.30	$0.00
	Second Quarter	$1.20	$0.55
	Third Quarter	$0.60	$0.29
	Fourth Quarter	$0.55	$0.25

2005	First Quarter	$0.70	$0.25

Close on February 15, 2005		$0.19

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions that we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of September 30, 2004 and February 15, 2005 there were 12,548,504 and 13,365,784 shares, respectively, of our common stock issued and outstanding and held by approximately 1,385 holders of record.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

There have been no events that are required to be reported under this Item.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

There have been no events that are required to be reported under this Item.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We own and operate licensed outpatient physical therapy clinics. We currently operate two clinics which we acquired on June 16, 2004, and began operating shortly thereafter. We intend to do additional acquisitions and hope to expand nationwide. The one clinic we acquired as part of the Healthquest acquisition was closed during the quarter ended June 30, 2004. Through the two operating clinics we had revenues of $302,349 during the three months ended September 30, 2004.

The clinics we acquire are intended to provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries only on an outpatient basis. Our growth strategy is to acquire and develop outpatient physical therapy clinics initially in Texas and the South and later to expand on a national basis.

For the below comparisons of the fiscal year and fiscal quarter ended September 30, 2004 to the fiscal year and fiscal quarter ended September 20, 2003 and the fiscal quarter ended June 30, 2004, we have backed out all amounts that were attributable to the clinic we purchased from Healthquest, Inc., since we rescinded that transaction. Therefore, a comparison of the financial statements from the three months ended September 30, 2004, contained herein, is not consistent with the financial statements included in our Form 10-QSBs for the quarters ended March 31, 2004 and June 30, 2004, because the latter financial statements included revenues and expenses attributable to the clinic we purchased from Healthquest, Inc. We plan on restating our financial statements for the quarters ended March 31, 2004 and June 30, 2004 to exclude the Healthquest, Inc. clinic when we file our Form 10-QSBs for the second and third quarters of our next fiscal year.

Year Ended September 30, 2004 Compared to the Period from Inception (March 18, 2003) through September 30, 2003

Results of Operations

Introduction

We had revenues of $302,349 for the year ended September 30, 2004, with all of the revenues coming during the quarter ended September 30, 2004, and we did not have any revenues for the period from inception (March 18, 2003) to September 30, 2003. All of our revenues are from the two operating clinics we acquired in June 2004 and began operating in August 2004.

Revenues, Expenses and Loss from Operations

Our revenues, general and administrative expenses, value of stock issued for services, interest expense, and net loss for the year ended September 30, 2004, as compared to the period from inception (March 18, 2003) through September 30, 2003, are as follows:

	Year ended September 30, 2004	Inception (March 18, 2003) to September 30, 2003	Percentage Change

Revenues	$302,349	$-	N/A
General and administrative	451,654	351,602	28%
Stock Issued for Services	240,022	225,300	7%
Interest expense	(15,647)	(6,900)	127%
Net loss	(407,039)	(583,802)	(30%)

Revenues

Our revenues were significantly higher this year when compared to last year due to our acquisition and operation of the two clinics. Due to the fact the three months ended September 30, 2004 was our first quarter operating the clinics our revenues of $302,349 may not be indicative of the revenues from those two clinics in future quarters. Additionally, we plan on locating additional clinics to acquire in the future, which may also change our revenues in future quarter and year periods.

General and Administrative Expenses

Our general and administrative expenses were 25% higher this year due to the expenses involved in operating the clinics.

Stock Issued for Services

Due to our lack of operations and revenue for much of the year ended September 30, 2004, the value of the stock we issued for services was similar to the previous year when we had no operations or revenue.

Interest Expense

Our interest expense is related to a note payable that dates back to the transaction between us and Alfred Oglesby whereby Mr. Oglesby transferred his stock ownership in Bluestar Physical Therapy, Inc, a Texas corporation for 94.5% of our outstanding stock. Currently this note payable has repayment terms of 60 monthly payments of $1,500 beginning in October, 2004.

Net Loss

Our net loss decreased approximately 30% this year compared to last year. This decrease in our net loss this year is primarily attributable to the revenues generated from our operation of the clinics we acquired and began operating in the fourth quarter of this year.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Results of Operations

Introduction

For the three months ended September 30, 2004, we had revenues of $302,349 and a net loss of $(79,539). For the three months ended September 30, 2003, we did not have any revenues and a net loss of $(289,925).

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003 are as follows:

	Three months ended June 30, 2004	Three months ended September 30, 2003	Percentage Change

Revenues	$302,349	$0	N/A
General and administrative	133,654	57,725	132%
Interest expense	6,147	6,900	(11%)
Net loss	(79,539)	(289,925)	(73%)

Our revenues of $302,349 for the three-month period ended September 30, 2004, were significantly greater than our revenues for the same period one year ago. However, due to the fact this quarter was our first quarter operating the two clinics we do not know if this will be indicative of future quarters’ revenues. Our general and administrative expenses were also significantly higher during the most recent three month period when compared to the same period one year ago ($133,654 versus $57,725) due to the expenses involved in operating the clinics. Again, since this was our first quarter operating the clinics we do not know if the expenses for this quarter are indicative of future quarters. The interest expense is primarily attributable to the note payable that was issued in the transaction between Alfred Oglesby and the Company, whereby Alfred Oglesby became our majority shareholder. Our net loss decreased significantly due to the revenues generated by the two clinics.

Liquidity and Capital Resources

Introduction

We have not operated profitably, and do not anticipate doing so in the near future. We did have operations in the fourth quarter that generated revenue; however, we anticipate we will continue to seek to raise capital through a variety of sources to fund operations until such time as we might operate on a positive cash flow basis. To date, we have relied primarily on funds from our majority stockholder, and anticipate continuing to do so until our operations increase significantly or until we raise the necessary capital.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2004 and June 30, 2004 are as follows:

	September 30, 2004	June 30, 2004	Change

Cash	$152,489	$581	151,908
Total current assets	250,336	581	249,755
Total assets	426,521	41,828	384,693
Total current liabilities	279,493	769,607	(490,114)
Total liabilities	356,760	776,766	(420,006)

Cash Requirements

Currently, our cash requirements consist primarily of general and administrative expenses related to operating the two clinics, maintaining our status as a public company, and certain debt payments that come due.

Sources and Uses of Cash

Operations

We generated $302,349 in revenues this quarter, mainly from the operation of our two clinics. We anticipate we will continue to generate revenues from these two clinics in future quarters, but we do not anticipate we will not be operating at a positive cash flow in the near future.

Financing

Prior to beginning to operate the two clinics we funded expenses primarily through advances from our majority shareholder. Until we can raise additional capital and/or increase the revenues from the clinics to get cash flow positive, we anticipate we will continue to take advances from our majority shareholder to fund our operations. We do not currently have any specific plans as to how we will raise the necessary capital or increase the revenues from the clinics.

Debt Instruments, Guarantees, and Related Covenants

We have two primary debt obligations. The first is two vehicle loans, and we are in default on both of these loans. No demands have been made as of the date hereof. Finally, the third obligation is a note to the controlling shareholder of Taurus Entertainment Companies, Inc. arising out of the transaction whereby our current majority shareholder obtained control. Under new revised terms for this note, its new repayment terms are $1,500 per month for the next 60 months, beginning in October, 2004.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” These rules state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.” This statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our financial position.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 7 - FINANCIAL STATEMENTS

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 20, 2004, Malone & Bailey, PLLC, CPA, the independent accountants previously engaged as the principal accountants to audit the financial statements of the Company, was dismissed.

Also effective on August 20, 2004, the Company engaged Lopez, Blevins, Bork & Associates, LLP, as its independent certified public accountants. The decision to change accountants was approved by the Board of Directors of the Company.

The audit report of Malone & Bailey, PLLC on the Company’s financial statements as of September 30, 2003 and for the period from March 18, 2003 (inception) through September 30, 2003 (the “Audit Period”) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except the reports were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Company’s ability to continue as a going concern. During the Audit Period, and through August 20, 2004, there were no disagreements with Malone & Bailey, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided a copy of this disclosure to Malone & Bailey, PLLC and has requested that the former accountants furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made by the Registrant, and, if not, stating the respects in which they do not agree. A copy of the letter is attached hereto as Exhibit 16.1.

During the two most recent fiscal years, or any subsequent interim period prior to engaging Lopez, Blevins, Bork & Associates, LLP, neither the Company nor anyone acting on the Company’s behalf consulted with Lopez, Blevins, Bork & Associates, LLP regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or (ii) the type of audit opinion that might be rendered on the Company’s financial statements where either written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (iii) any matter that was the subject of a disagreement with the Company’s former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its audit report.

ITEM 8A - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of our information relating to that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 8B - OTHER INFORMATION

All information required to be filed on a Form 8-K during the three months ended September 30, 2004 was filed with the Commission on a Form 8-K. For a description of our Form 8-Ks filed during this three month period see Item 13(b), below.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of February 15, 2005, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Alfred Oglesby	37	President, CFO, CAO, Secretary, and Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the required parties are delinquent in their 16(a) filings.

Board Meetings and Committees

During the fiscal year ended September 30, 2004, the Board of Directors met on a weekly basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

We presently have no executive committee, nominating committee or audit committee of the Board of Directors.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 10 - EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2004 and 2003. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)*	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Alfred Oglesby, Director, President, CFO CAO, and Secretary	2004	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
	2003	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Alfred Oglesby	N/A	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Alfred Oglesby	N/A	N/A	N/A	N/A

2004 Non-Qualified Stock Grant and Option Plan

On September 29, 2004, our Board of Directors approved the Bluestar Health, Inc. 2004 Non-Qualified Stock Grant and Option Plan. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The Plan allows for the award of stock and options, up to 1,200,000 shares of our common stock. As of September 30, 2004, no stock, or options to acquire shares of our common stock, had been issued under the Plan.

Compensation of Directors

Our director does not receive any compensation for serving as a director.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 15, 2005, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Alfred Oglesby (2)(3)	9,550,000	71.0%

Common Stock	Frank Wiley c/o Alfred Oglesby 19901 Southwest Freeway, Suite 209 Sugar Land, TX 77479	950,000	7.1%

	All Officers and Directors as a Group (1 Person)	9,550,000	71.0%

(1)
Unless otherwise indicated, based on 13,365,784 shares of common stock outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise indicated, the address of each director is c/o Taurus Entertainment Companies, Inc., 19901 Southwest Freeway, Suite 209, Sugar Land, Texas 77479.

(3)	Indicates a Director of the Company.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in section 2(a)(1) of the Investment Company Act of 1940. There are no classes of stock other than common stock issued or outstanding. There are currently warrants outstanding to acquire 333,334 shares of our common stock at $0.15 per share, and other than as set forth herein, there are no options, warrants, or other rights to acquire common stock outstanding. The Company does not have an investment advisor.

There are no current arrangements which will result in a change in control.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no events that are required to be reported under this Item.

ITEM 13 - EXHIBITS

(a)	Exhibits

2.1 (1)	Asset Purchase Agreement dated March 9, 2004

2.2 (1)	Bill of Sale dated March 9, 2004

2.3 (1)	Assignment and Assumption Agreement

3.1 (2)	Restated Articles of Incorporation of Taurus Petroleum, Inc.

3.2 (3)	Articles of Amendment to the Articles of Incorporation of Taurus Petroleum, Inc.

3.3 (2)	Bylaws of Taurus Oil Corporation

4.1 (4)	2004 Non-Qualified Stock Grant and Option Plan

10.1 (3)	Consulting Agreement dated March 16, 2003 with Peter Wokoun

10.2 (3)	Consulting Agreement dated March 24, 2004 with Elorian Landers

10.3 (3)	Consulting Agreement dated March 24, 2004 with Rod Watkins

10.4 (1)	Unsecured Subordinated Promissory Note dated June 14, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated July 1, 2004 and filed with the Commission on July 2, 2004.

(2)	Incorporated by reference from our Annual Report on Form 10-KSB for the year ended September 30, 1998, filed with the Commission on January 20, 1999.

(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Commission on August 25, 2004.

(4)	Incorporated by reference from our Form S-8 Registration Statement dated September 29, 2004 and filed with the Commission on October 1, 2004.

(b)	Reports on Form 8-K

On July 2, 2004, we filed an Item 2 Current Report on Form 8-K dated June 16, 2004, describing the acquisition of all of the assets of two businesses known as the Mississippi Central Clinic and the Canton Rehabilitation Clinic by our wholly-owned subsidiary, PT Centers, Inc.

On August 20, 2004, we filed an Item 4.01 Current Report on Form 8-K dated August 20, 2004, describing the engagement of Lopez, Blevins, Bork & Associates, LLP, as our new independent certified public accountants.

On August 27, 2004, we filed an Item 2.01 Current Report dated August 24, 2004, on Form 8-K describing our Board of Directors election to rescind the acquisition of Healthquest, Inc., in its entirety. The rescission was effective August 24, 2004.

On September 30, 2004, we filed an Item 9.01 Current Report on Form 8-K/A dated June 16, 2004, enclosing required financial statements concerning our acquisition of two businesses known as the Mississippi Central Clinic and the Canton Rehabilitation Clinic by our wholly-owned subsidiary, PT Centers, Inc.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended September 30, 2004 and 2003, Malone & Bailey, PLLC, CPA billed us $19,000 and $0, respectively, and Lopez, Blevins, Bork & Associates, LLP billed us $0 and $0, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-KSBs and Form 10-QSBs.

Audit - Related Fees

During the fiscal years ended September 30, 2004 and 2003, Malone & Bailey, PLLC, CPA, and Lopez, Blevins, Bork & Associates, LLP did not bill us any fees for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the fiscal years ended September 30, 2004 and 2003, Malone & Bailey, PLLC, CPA, and Lopez, Blevins, Bork & Associates, LLP did not bill us any fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended September 30, 2004 and 2003, Malone & Bailey, PLLC, CPA, and Lopez, Blevins, Bork & Associates, LLP did not bill us for any other fees.

Of the fees described above for the fiscal year ended September 30, 2004 and 2003, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluestar Health, Inc.,
a Colorado corporation

/s/ Alfred E. Oglesby
By: Alfred E. Oglesby
Its: President

Date: February 18, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred E. Oglesby
By: Alfred E. Oglesby
Its: President, Chief Financial Officer, Chief Accounting Officer, Secretary, and Director

Date: February 18, 2005

BLUESTAR HEALTH, INC.

Financial Statements as of
September 30, 2004
And Report of Independent Registered
Public Accounting Firm

BLUESTAR HEALTH, INC.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS:

Balance Sheet at September 30, 2004	F-2

Statements of Operations for the years ended
September 30, 2004 and 2003	F-3

Statements of Stockholders’ Deficit for the
years ended September 30, 2004 and 2003	F-4

Statements of Cash Flows for the
years ended September 30, 2004 and 2003	F-5

NOTES TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors
Bluestar Health Inc
Houston, Texas

We have audited the accompanying balance sheet of Bluestar Health, Inc. (Bluestar) as of September 30, 2004, and the related statements of operations, stockholder’s equity, and cash flows for the year ended September 30, 2004 and the period from March 18, 2003 (inception) through September 30, 2003. These financial statements are the responsibility of Bluestar’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluestar Health Inc. as of September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004 and the period March 18, 2003 (inception) through September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

LOPEZ, BLEVINS, BORK & ASSOCIATES, L.L.P.

Houston, Texas
February 17, 2005

F-1

Bluestar Health, Inc.

BALANCE SHEET
September 30, 2004

ASSETS
Current Assets:
Cash	$155,989
Accounts receivable, net of allowance of $0	83,186
Total current assets	239,175

PROPERTY AND EQUIPMENT, net	39,185

GOODWILL	137,000
Total assets	$415,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$16,998
Accounts payable	61,792
Accrued expenses	43,234
Advance from shareholder	185,390
Total current liabilities	307,414

LONG TERM DEBT	68,069
TOTAL LIABILITIES	375,483

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.001 par value, 20,000,000 shares authorized, 12,298,504 shares issued and outstanding	12,299
Additional paid in capital	1,018,419
Accumulated deficit	(990,841)
Total shareholders’ equity	39,877
Total liabilities and shareholders’ equity	$415,360

See accompanying summary of accounting policies and notes to financial staements.

Bluestar Health, Inc.

STATEMENTS OF OPERATIONS
Year Ended September 30, 2004 and
Period from March 18, 2003 through September 30, 2003

	2004	2003

Revenues	$302,349	$-

Operating Expenses:
GENERAL & ADMINISTRATIVE	451,654	351,602
NON CASH STOCK FOR SERVICES	240,022	225,300
DEPRECIATION	2,065	-
	693,741
		576,902

OPERATION LOSS	(391,392)	(576,902)

INTREST EXPENSE	(15,647)	(6,900)

NET LOSS	$(407,039)	$(583,802)

NET INCOME PER SHARE:
Basic and diluted	$(.04)	$(.06)

Weighted average shares outstanding:
Basic and diluted	11,170,531	10,002,910

See accompanying summary of accounting policies and notes to financial staements.

Bluestar Health, Inc.

STATEMENTS OF STOCKHOLDER'S EQUITY
Year Ended September 30, 2004 and
Period from March 18, 2003 through September 30, 2003

	Common stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount
Issuance of common stock to founder for cash	9,650,000	$9,650	$151,245	$-	$160,895
Issuance of stock in reversemerger	558,004	558	(558)	-	-
Issuance of common stock for services	500,000	500	224,800	-	225,300
Net loss	-	-	-	(583,802)	(583,802)
Balance, September 30, 2003	10,708,004	10,708	375,487	(583,802)	(197,607)
Issuance of common stock for acquisitions	1,150,000	1,150	378,350		379,500
Issuance of common stock for services	378,000	378	239,644		240,023
Issuance of common stock forcash	62,500	63	24,938		25,000
Net loss	-	-	-	(407,039)	(407,039)
Balance, September 30, 2004	12,298,504	$12,299	$1,018,419	$(990,841)	$39,877

See accompanying summary of accounting policies and notes to financial staements.

Bluestar Health, Inc.
STATEMENTS OF CASH FLOWS
Year Ended September 30, 2004 and
Period from March 18, 2003 through September 30, 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(407,039)	$(583,802)
Adjustments to reconcile net loss to cash used in operating activities:
Purchase price of Taurus financed by seller	-	130,000
Stock issued for services	240,023	225,300
Depreciation	2,065	-
Changes in current assets and liabilities:
Bank overdraft	-	1,988
Accounts receivable	(2,846)	-
Prepaid expenses and other current assets	12,160	-
Accounts payable and accrued expenses	40,459	31,583
Net cash used in operating activities	(115,178)	(194,931)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Canton Rehabilitation Services, Inc.	98,049	-
Acquisition of Mississippi Central Rehabilitation, Inc	59,466	-
Net cash provided by investing activities	157,515	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	91,354	94,036
Payments on note payable	(2,702)	(60,000)
Issuance of common stock	25,000	160,895
	113,652	194,931
	155,989	-
Net Change in Cash
CASH, beginning of year	-	-
CASH, end of year	$155,989	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,197	$-
Taxes paid	$-	$-

See accompanying summary of accounting policies and notes to financial staements.

Bluestar Health, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Bluestar Health, Inc. (Bluestar) is a healthcare management company with operations in the areas of physical therapy and preventative care. We operate through two subsidiaries, Bluestar Physical Therapy, Inc. and PT Centers of Texas, Inc. We currently own and operate two outpatient physical therapy and rehabilitation clinics, one in Jackson, Mississippi and the other in Canton, Mississippi.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company's reporting units exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company's reporting unit's goodwill with the carrying amount of that goodwill.

Property and Equipment

Property and equipment is stated at cost with depreciation calculated using the straight-line method over the estimated useful lives. The Company has estimated the useful lives of all assets at five years as of September 30, 2004. When assets are retired or otherwise removed from the accounts, any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred, and significant renewals and improvements are capitalized.

Bluestar Health, Inc.
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

Revenues are recognized as services are provided to patients.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

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

Advertising

Advertising costs are charged to expense in the period incurred. The Company incurred advertising costs of $20,650 and $0 in the year ended September 30, 2004 and the period from March 18, 2003 through September 30, 2003, respectively.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Bluestar does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

Note 2 - ACQUISITIONS

On June 16, 2004, Bluestar Health, Inc. (the "Company"), through its wholly-owned subsidiary, PT Centers, Inc., a Texas corporation, completed the acquisition of all of the assets of two businesses known as the Mississippi Central Clinic ("Central") and the Canton Rehabilitation Clinic ("Canton") (the Central and Canton Assets together are the "Acquired Assets").

Central and Canton operate as two physical therapy and rehabilitation centers in Jackson, Mississippi. The Company intends to continue operating the centers under their existing names.

As consideration for the Acquired Assets, the Company issued 1,150,000 shares of common stock, restricted in accordance with Rule 144 of the Securities Act of 1933, to the two sellers of the clinics (600,000 on July 14, 2004, and 550,000 shares on July 29, 2004) (collectively the "Purchase Price") valued at $379,000. The sellers are unrelated parties to the Company and its affiliates, and the Purchase Price was determined by arms-length negotiations.

Bluestar Health, Inc.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

Total

Current assets	$262,000
Property and equipment	41,000
Intangibles	137,000
Total assets acquired	440,000

Current liabilities	(43,000)
Notes payable	(18,000)
Net assets acquired	$379,000

The consolidated statement of operations in the accompanying financial statements for the year ended September 30, 2004 includes the operations of the clinics from July 1, 2004 through September 30, 2004. The following are pro forma condensed statements of operations for the years ended September 30, 2004 and 2003, as though the acquisitions had occurred on October 1, 2003.

	Twelve Months Ended September 30,
	2004	2003

Revenue	$990,000	$1,285,000
Net loss	$(544,000)	$(540,000)
Net loss per share - basic and diluted	$(0.05)	$(0.06)

Note 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2004:

Furniture and office equipment	$11,250
Transportation equipment	30,000
41,250
Less: accumulated depreciation	(2,065)
$39,185

Note 4 - ADVANCE FROM SHAREHOLDER

The majority stockholder paid expenses on behalf of Bluestar or advanced Bluestar a total of $185,390 as of September 30, 2004. These advances are non-interest bearing, due on demand, and are to be repaid as cash becomes available.

Bluestar Health, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 5 - LONG-TERM DEBT

Bluestar has a note payable in the amount of $70,000 that is from the original acquisition of the company. The note bears interest at 18% and was due August 15, 2003. Taurus was unable to meet the August 15, 2003 due date and obtained an extension of the due date to February 17. 2004. At September 30, 2004, the balance of the note was $86,350, which includes accrued interest totaling $16,350.

In November, 2004 the note was modified and extended. The new principal amount of the note shall be $70,000 which shall accrue interest at the rate of twelve percent (12%) per annum. The new maturity date shall be September 1, 2009. The new agreement calls for 60 monthly payments of $1,557.11 beginning October 1, 2004 and continuing through September 1, 2009.

The Company has a note payable with Merchant & Farmers Bank with monthly payments totaling $605 including interest of 8.5%, secured by an automobile. The balance due at September 30, 2004 was $15,067. The future maturities are as follows:

Future maturities of these notes are as follows:

Year Ending September 30,

2005	$16,998
2006	18,943
2007	16,025
2008	15,544
2009	17,557
85,067
Less: current portion	(16,998)
$68,069

Note 6 - INCOME TAXES

Taurus has not yet realized income as of the date of this report, and no provision for income taxes has been made. At September 30, 2004 a deferred tax asset has not been recorded due to Bluestar's continuing losses, which leaves them unsure as to the use the net operating loss carryover of approximately $900,000 that expires in 2023.

Note 7 - COMMON STOCK

In September 2004, Bluestar adopted a Non Qualified Stock Grant and Option plan (the “2004 Plan”) for employees, officers, directors and consultants which authorized the issuance of 1,200,000 shares of common stock. The 2004 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2004 Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable.

Bluestar Health, Inc.
NOTES TO FINANCIAL STATEMENTS

During the year ended September 30, 2004, Bluestar did not issue any shares of common stock under this plan. In October, 2004 a total of 585,500 shares of stock were issued to consultants that will be expensed based on the stock price on the date issued.

In August 2003, Bluestar adopted a Stock Option and Grant plan (the "2003 Plan") for employees, officers, directors and consultants which authorized the issuance of 650,000 shares of common stock. The Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable. The following shares were issued under the plan as of September 30, 2004:

(1)	500,000 shares from March 18, 2003 through September 30, 2003 for consulting services at a value of $225,300.
(2)	148,000 shares for the year ended September 30, 2004 for consulting services at a value of $106,550

During the year ended September 30, 2004, Bluestar also issued 230,000 restricted shares of common stock for consulting services at a value of $133,473.

Note 8 - COMMITMENTS AND CONTINGENCIES

The Company has leases for both the office space and the clinic spaces on a month to month basis. Total rent expense for these leases were approximately $26,000 for the year ended September 30, 2004 and $9,000 for the period March 18, 2003 to September 30, 2003.

In December, 2004 Bluestar signed a two year lease for their office in Jackson, MS at a cost of $2,500 per month.

Employment Agreement

In July 2004, Bluestar entered into an employment agreement with Frank Wiley, our Vice President and General Manager. In accordance with the agreement, Mr. Wiley is entitled to be paid $60,000 per year for his services. The term of Mr. Wiley’s employment agreement is five years but the agreement may be terminated by either party with cause on 30 days written notice. Mr. Wiley’s employment agreement may be extended by mutual written consent of Bluestar and Mr. Wiley.

Contingencies

In November 2003, a lawsuit was filed by R. Dean Ayers against our subsidiary, Bluestar Physical Therapy, Inc., alleging breach of contract in the amount of $16,773.66. On January 27, 2005, we settled this dispute with Mr. Ayers for $10,000 cash, 24,000 shares of our common stock, and the mutual execution of general releases.

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

Bluestar Health, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 9 - SUBSEQUENT EVENTS

In October 2004, Bluestar issued 120,400 shares of stock to consultants which will be expensed based on the value stock on the date issued.