Form 10QSB
period 2004-12-31
Bluestar Health, Inc.
filed 2005-03-23
CIK 225926

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 18, 2005, there were 13,345,094 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes  ☐ No  ☐

Bluestar Health, Inc.

PART I

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

Bluestar Health, Inc.
Consolidated Balance Sheet
December 31, 2004

ASSETS
Current Assets:
Cash	$148,899
Accounts receivable, net of allowance of $0	35,153
Total current assets	184,052

Property and Equipment, net	37,120

Goodwill	137,000
Total assets	$358,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long term debt	$16,998
Accounts payable	44,374
Accrued expenses	38,192
Advance from shareholder	169,390
Total current liabilities	268,954

Long Term Debt	68,732
Total Liabilities	337,686

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.001 par value, 20,000,000 shares authorized, 13,004,404 shares issued and outstanding	13,004
Additional paid in capital	1,441,252
Accumulated deficit	(1,433,770)
Total shareholders’ equity	20,486
Total liabilities and shareholders’ equity	$358,172

See attached Notes to Consolidated Financial Statements.

Bluestar Health, Inc.
Consolidated Statements of Operations
For the Three Months Ended
December 31, 2004 and December 31, 2003

	2004	2003
		(Restated)

Revenues	$198,654	$-

Operating Expenses:
General & Administrative	213,502	43,896
Non Cash Stock for Services	423,538	104,522
Depreciation	2,065	-
	639,105	148,418

Operating Loss	(440,451)	(148,418)

Interest Expense	(2,478)	(3,150)

Net Loss	$(442,929)	$(151,568)

Net income per share:
Basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	12,948,477	10,824,526

See attached Notes to Consolidated Financial Statements.

Bluestar Health, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended
December 31, 2004 and December 31, 2003

	2004	2003
		(Restated)
Cash Flows From Operating Activities:
Net loss	$(442,929)	$(151,568)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	423,538	105,400
Depreciation	2,065	-
Changes in current assets and liabilities:
Accounts receivable	48,033	-
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	(21,797)	1,052
Net cash used in (provided by) operating activities	8,910	(45,116)

Cash Flows From Financing Activities:
Advances from shareholder	(16,000)	45,449
Payments on notes payable	-	-
	(16,000)	45,449
Net Change in Cash	(7,090)	333
Cash, beginning of year	155,989	-
Cash, end of year	$148,899	$333
Supplemental Cash Flow Information:
Interest paid	$386	$-
Taxes paid	$-	$-

See attached Notes to Consolidated Financial Statements.

Bluestar Health, Inc.
Notes To Consolidated Financial Statements
For the Three Months Ended
December 31, 2004 and December 31, 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluestar Health, Inc. (“Bluestar”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements in the Form 10-KSB have been omitted.

Vehicles

Vehicles are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets that range between three and seven years.

Stock Options

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income (loss) per share to be disclosed in interim financial statements. For the period ended December 31, 2004, Blue Star’s pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

NOTE 2 - COMMON STOCK

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

During the quarter ended December 31, 2004, Bluestar issued 705,900 shares of common stock under this plan for both staff costs and consulting services at a value of $423,538. In January, 2005 a total of 70,000 shares of stock were issued to both staff and consultants that will be expensed based on the stock price on the date issued.

NOTE 3 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

On August 24, 2004, our Board of Directors elected to rescind the acquisition of Healthquest, Inc., in its entirety. On August 27, 2004, Bluestar Physical Therapy, a Division of Bluestar Health Inc., filed suit seeking rescission of the transaction by which Bluestar Physical Therapy acquired HealthQuest Inc.  The suit alleges fraudulent inducement and first material breach of the contract by HealthQuest and Dr. Peter Lord, the President and Chief Executive Officer of HealthQuest, which rendered the continued performance under the agreement impossible.

Due to the rescission, the prior year’s numbers have been restated to remove the effects of the Healthquest activity in the quarter ended December 31, 2003. A summary of the restatement for the December 31, 2003 financials is disclosed below:

	Previously Stated	Increase Decrease	Restatement
As of December 31, 2003
Consolidated Balance Sheet:
Cash	$1,541	$(1,208)	$333
Vehicles, net	45,937	(45,937)	-
Total Assets	$47,478	$(47,145)	$333

Accounts payable and accrued expenses	$44,483	$(15,612)	$28,871
Note payable	76,900	-	76,900
Advances from stockholders	153,396	(14,181)	139,215
Current portion, long term debt	14,317	(14,317)	-
Long term debt, net of current portion	319,663	(319,663)	-
Common stock	11,118	(250)	10,868
Additional paid in capital	662,977	(183,128)	479,849
Deficit accumulated during development stage	(1,235,376)	500,006	(735,370)
Total liabilities and stockholders deficit	$47,478	$(47,145)	$333

For the three months ended December 31, 2003
Consolidated Statement of Operations
Revenues	$17,789	$(17,789)	$-
Operating expenses:
General and administrative	194,044	(45,626)	148,418
Impairment	471,731	(471,731)	-
Interest expense	3,588	(438)	3,150
Total operating expenses	669,363	(517,795)	151,568

Net loss	$(651,574)		$(151,568)

Net loss per share: Basic and diluted	($0.06)		($0.01)

Weighted average shares outstanding: Basic and diluted	10,984,308		10,824,526

ITEM 2	Managements Discussion and Analysis or Plan of Operation

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

Overview

We own and operate licensed outpatient physical therapy clinics. We currently operate two clinics which we acquired during the quarter ended June 30, 2004. We intend to do additional acquisitions and to expand nationwide.

The clinics we acquire are intended to provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries only on an outpatient basis. Our growth strategy is to acquire and develop outpatient physical therapy clinics initially in Texas and the South and later to expand on a national basis.

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

Results of Operations

Introduction

As a result of our acquisition of the two outpatient and physical therapy clinics, our financial information for the three months ended December 31, 2004 differs significantly from our financial information for the same period one year earlier. For example, our revenues for the quarter ended December 31, 2004, were $198,654, compared to $0 for the quarter ended December 31, 2003. However, although our revenues rose significantly compared to last year, we are not operating profitably, and do not anticipate doing so in the near future, since these increased revenues are accompanied by a corresponding increase in our operating costs. The comparison of these two periods, as well as to the quarter ended September 30, 2004, is detailed below.

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended December 31, 2004, as compared to the quarters ended December 31, 2003 and September 30, 2004, are as follows:

	Quarter ended December 31, 2004	Quarter ended December 31, 2003	Three months ended September 30, 2004

Revenues	$198,654	$-	$302,349
General and administrative	213,502	43,896	337,240
Non cash stock for services	423,538	104,522	36,300
Depreciation	2,065	-	2,065
Interest expense	2,478	3,150	6,147
Net loss	(442,929)	(151,568)	(79,403)

Revenues

Our revenues were significantly higher this year ($198,654 for the quarter ended December 31, 2004) when compared to last year ($0 for the quarter ended December 31, 2003) due to our acquisition and operation of the two clinics. Since the three months ended December 31, 2004 was only our second quarter operating the clinics our revenues of $198,654 for this quarter may not be indicative of the revenues from those two clinics in future quarters. During our first quarter operating the clinics, the three months ended September 30, 2004, our revenues were $302,349. This quarter to quarter change in revenues of $302,349 for the quarter ended September 30, 2004 to $198,654 for the quarter ended December 31, 2004, illustrates how our revenues from the two clinics may change dramatically quarter to quarter. Additionally, we plan on locating additional clinics to acquire in the future, which may also change our revenues in future quarter and year periods.

General and Administrative Expenses

Our general and administrative expenses were $213,502 for the quarter ended December 31, 2004, compared to $43,896 during the same period one year ago. This 40% increase in general and administrative expenses this year is due to the expenses involved in operating the clinics. The variance in our general and administrative expenses of $213,502 and $337,240 for the quarters ended December 31, 2004 and September 30, 2004, respectively, shows how our general and administrative expenses may vary from quarter to quarter.

Non Cash Stock Issued for Services

For the quarter ended December 31, 2004, we issued stock valued at $423,538 for services, compared to $104,522 for the quarter ended December 31, 2003.

Interest Expense

Our interest expense is related to a note payable that dates back to the transaction between us and Alfred Oglesby whereby Mr. Oglesby transferred his stock ownership in Bluestar Physical Therapy, Inc, a Texas corporation for 94.5% of our outstanding stock. Currently this note payable has repayment terms of 60 monthly payments of $1,500 beginning in October, 2004.

Net Loss

Our net loss for the three months ended December 31, 2004 was ($442,929), compared to ($151,568) for the three months ended December 31, 2003. This significant increase in our net loss from year to year is primarily attributable to the increase in our general and administrative expenses and the stock issued for services this year.

Liquidity and Capital Resources

Introduction

We have not operated profitably, and do not anticipate doing so in the near future. We are seeking to raise capital through a variety of sources to fund operations until such time as we might operate on a positive cash flow basis. To date, we have relied primarily on funds from our majority stockholder, and anticipate continuing to do so until we raise the necessary capital.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2004 and September 30, 2004 are as follows:

	December 31, 2004	September 30, 2004	Change

Cash	$148,899	$152,489	(3,590)
Total current assets	184,052	250,336	(66,284)
Total assets	358,172	426,521	(68,349)
Total current liabilities	268,954	279,493	(10,539)
Total liabilities	337,686	356,760	(19,074)

Cash Requirements

Currently, our cash requirements consist primarily of general and administrative expenses related to operating the two clinics, maintaining our status as a public company, and certain debt payments that come due.

Sources and Uses of Cash

Operations

We generated $198,654 in revenues this quarter, mainly from the operation of our two clinics. We anticipate we will continue to generate revenues from these two clinics in future quarters, but we do not anticipate we will not be operating at a positive cash flow in the near future.

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

Debt Instruments, Guarantees, and Related Covenants

We have two primary debt obligations. The first is a vehicle loan, which is current. The second obligation is a note to the controlling shareholder of Taurus Entertainment Companies, Inc. arising out of the transaction whereby our current majority shareholder obtained control. Under new revised terms for this note, its new repayment terms are $1,500 per month for the next 60 months, beginning in October, 2004.

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

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II

ITEM 1	Legal Proceedings

In November 2003, a lawsuit was filed by R. Dean Ayers against our subsidiary, Bluestar Physical Therapy, Inc., alleging breach of contract in the amount of $16,773.66. On January 27, 2005, we settled this dispute with Mr. Ayers for $10,000 cash, 20,690 shares of our common stock, and the mutual execution of general releases.

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

On October 8, 2004, we issued 108,400 shares of common stock, restricted in accordance with Rule 144, to four unrelated individuals who provided us with management and consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors who were familiar with our business operations.

On October 25, 2004, we issued 12,000 shares of our common stock, restricted in accordance with Rule 144, to an unrelated company that provided us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated investor who was familiar with our business operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1 (1)	Restated Articles of Incorporation of Taurus Petroleum, Inc.

3.2 (2)	Articles of Amendment to the Articles of Incorporation of Taurus Petroleum, Inc.

3.3 (1)	Bylaws of Taurus Oil Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Annual Report on Form 10-KSB for the year ended September 30, 1998, filed with the Commission on January 20, 1999.

(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Commission on August 25, 2004.

(b)	Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2005	Bluestar Health, Inc.

/s/ Alfred Oglesby
	By:	Alfred Oglesby, President and Chief Financial Officer