Form 10QSB
period 2005-03-31
Bluestar Health, Inc.
filed 2005-05-31
CIK 225926

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 24, 2005, there were 13,345,094 shares of common stock, par value $0.001, issued and outstanding.

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

BLUESTAR HEALTH, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$117,589
Accounts receivable, net of allowance of $0	27,253
Total current assets	144,842

PROPERTY AND EQUIPMENT, net	35,056

GOODWILL	137,000
Total assets	$316,898

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long term debt	$22,964
Short term bank line of credit	49,157
Accounts payable	42,812
Accrued expenses	35,935
Advance from shareholder	156,004
Total current liabilities	306,872

LONG TERM DEBT	63,308
TOTAL LIABILITIES	370,180

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 40,000,000 shares authorized, 13,250,094 shares issued and outstanding	13,250
Additional paid in capital	1,486,380
Accumulated deficit	(1,552,912)
Total shareholders’ deficit	(53,282)
Total liabilities and shareholders’ deficit	$316,898

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended
March 31, 2005 and March 31, 2004

	Three Months Ending March 31,		Six Months Ending March 31,
	2005	2004 (RESTATED)	2005	2004 (RESTATED)

REVENUES	$142,580	$-	$341,234	$-

OPERATING EXPENSES:
GENERAL & ADMINISTRATIVE	234,704	133,043	448,206	281,461
NON CASH STOCK FOR SERVICES	22,074	-	445,612	-
DEPRECIATION	2,064	-	4,129	-
TOTAL OPERATIONS EXPENSES	258,842	133,043	897,947	281,461

OPERATING LOSS	(116,262)	(133,043)	(556,713)	(281,461)

INTEREST EXPENSE	(2,880)	(3,202)	(5,358)	(6,352)

NET LOSS	$(119,142)	$(136,245)	$(562,071)	$(287,813)

NET INCOME PER SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	13,105,931	10,947,301	13,026,339	10,947,301

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended
March 31, 2005 and 2004

	2005	2004
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(562,071)	$(287,813)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	445,612	204,600
Depreciation	4,129	-
Changes in current assets and liabilities:
Accounts receivable	55,933	-
Accounts payable and accrued expenses	(26,279)	16,610
Net cash used in (provided by) operating activities	(82,676)	(66,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from shareholder	(29,386)	67,596
Proceeds from sale of stock	23,300
Funds from short term bank line of credit	49,157
Payments on notes payable	1,205	-
Net cash used in (provided by) financing activities	44,276	67,596

NET CHANGE IN CASH	(38,400)	993
CASH, beginning of year	155,989	-
CASH, end of year	$117,589	$993
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,296	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Bluestar Health, Inc.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluestar Health, Inc. (“Bluestar”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements in the Form 10-K have been omitted.

Vehicles

Vehicles are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets that range between three and seven years.

Stock Options

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income (loss) per share to be disclosed in interim financial statements. For the period ended June 30, 2003, Blue Star’s pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

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

During the quarter ended March 31, 2005, Bluestar issued 90,690 shares of common stock under this plan for both staff costs and consulting services at a value of $22,073.

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

Due to the rescission, the prior year’s numbers have been restated to remove the effects of the Healthquest activity in both the three and six months ended March 31, 2004. A summary of the restatement for the March 31, 2004 financials is disclosed below:

	Previously Stated	Increase Decrease	Restatement
As of March 31, 2004
Consolidated Balance Sheet:
Cash	$2,416	$(1,423)	$993
Vehicles, net	43,592	(43,592)	-
Total Assets	$46,008	$(45,015)	$993

Accounts payable and accrued expenses	$75,553	(37,162)	$38,391
Note payable	424,929	(344,879)	80,050
Advances from stockholders	224,368	(60,118)	164,250
Long term debt, net of current portion	7,158	(7,158)	-
Common stock	11,226	(250)	10,976
Additional paid in capital	762,069	(183,128)	578,941
Deficit accumulated during development stage	(1,459,295)	587,680	(871,615)
Total liabilities and stockholders deficit	$46,008	(45,015)	$993

For the six months ended March 31, 2004
Consolidated Statement of Operations
Revenues	$29,393	$(29,393)	$-
Operating expenses:
General and administrative	404,822	(123,361)	281,461
Impairment	482,981	(482,981)	-
Interest expense	17,083	(10,731)	6,352
Total operating expenses	904,886	(617,073)	287,813

Net loss	$(875,493)	$587,680	$(287,813)

Net loss per share: Basic and diluted	($0.08)		($0.03)

Weighted average shares outstanding: Basic and diluted	11,197,301		10,947,301

For the three months ended March 31, 2004
Consolidated Statement of Operations
Revenues	$11,604	$(11,604)	$-
Operating expenses:
General and administrative	210,778	(77,735)	133,043
Impairment	11,250	(11,250)	-
Interest expense	13,495	(10,293)	3,202
Total operating expenses	235,523	(99,278)	136,245

Net loss	$(223,919)		$(136,245)

Net loss per share: Basic and diluted	($0.02)		($0.01)

Weighted average shares outstanding: Basic and diluted	11,197,301		10,947,301

ITEM 2	Managements Discussion and Analysis or Plan of Operation

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

Overview

We own and operate licensed outpatient physical therapy clinics. We currently operate two clinics which we acquired during the quarter ended June 30, 2004. We intend to do additional acquisitions and hope to expand nationwide.

The clinics we acquire are intended to provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries only on an outpatient basis. Our growth strategy is to acquire and develop outpatient physical therapy clinics initially in Texas and the South and later to expand on a national basis.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Results of Operations

Introduction

As a result of our acquisition of the two outpatient and physical therapy clinics, our financial information for the three months ended March 31, 2005 differs significantly from our financial information for the same period one year earlier. For example, our revenues for the quarter ended March 31, 2005, were $142,580, compared to $0 for the quarter ended March 31, 2004. However, although our revenues rose significantly compared to last year, we are not operating profitably, and do not anticipate doing so in the near future, since these increased revenues are accompanied by a corresponding increase in our operating costs. The comparison of these two periods is detailed below. Since we now have operations, where we did not one year ago, we have also included our previous quarter (December 31, 2004) numbers for comparison.

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended March 31, 2005, as compared to the quarters ended March 31, 2004 and December 31, 2004, are as follows:

	Quarter ended March 31, 2005	Quarter ended March 31, 2004	Quarter ended December 31, 2004

Revenues	$142,580	$-	$198,654
General and administrative	234,704	133,043	213,502
Non cash stock for services	22,074	-	423,538
Depreciation	2,064	-	2,065
Interest expense	(2,880)	(3,202)	(2,478)
Net loss	(119,142)	(151,568)	(442,929)

Revenues

Our revenues were significantly higher this year ($142,580 for the quarter ended March 31, 2005) when compared to last year ($0 for the quarter ended March 31, 2004) due to our acquisition and operation of the two clinics. Since the three months ended March 31, 2005 was only our third quarter operating the clinics our revenues of $142,580 for this quarter may not be indicative of the revenues from those two clinics in future quarters. During our first two quarters operating the clinics, the three months ended December 31, 2004 and September 30, 2004, our revenues were $198,654 and $302,349, respectively. These quarter-to-quarter changes in revenues illustrates how our revenues from the two clinics may change dramatically quarter-to-quarter. Additionally, we plan on locating additional clinics to acquire in the future, which may also change our revenues in future quarter and year periods.

General and Administrative Expenses

Our general and administrative expenses were $234,704 for the quarter ended March 31, 2005, compared to $133,043 during the same period one year ago. This 75% increase in general and administrative expenses this year is due to the expenses involved in operating the clinics. The variance in our general and administrative expenses of $234,704 and $213,502 for the quarters ended March 31, 2005 and December 31, 2004, respectively, shows how our general and administrative expenses may vary from quarter to quarter.

Non Cash Stock Issued for Services

For the quarter ended March 31, 2005, we issued stock valued at $22,074 for services, compared to $0 for the quarter ended March 31, 2004. These stock issuances were primarily made to consultants.

Interest Expense

Our interest expense of ($2,880) for the quarter ended March 31, 2005 is related to a note payable that dates back to the transaction between us and Alfred Oglesby, our sole officer and director, whereby Mr. Oglesby transferred his stock ownership in Bluestar Physical Therapy, Inc, a Texas corporation for 94.5% of our outstanding stock. Currently this note payable has repayment terms of 60 monthly payments of $1,500 beginning in October, 2004.

Net Loss

Our net loss for the three months ended March 31, 2005 was ($119,142), compared to ($136,245) for the three months ended March 31, 2004. This significant decrease in our net loss from year to year is attributable to the revenues derived from operating the two clinics. One year ago we did not have any revenues, so although our operating expenses were higher for the quarter ended March 31, 2005 compared to March 31, 2004, this increase was offset by the addition of revenue from the two clinics. For the three months ended December 31, 2004, we had a net loss of ($442,929). This significant decrease in our net loss for the quarter ended December 31, 2004 compared to March 31, 2005, is due to the fact we issued significantly more stock for services for the quarter ended December 31, 2004.

Six Months Ended March 31, 2005 Compared to the Six Months Ended March 31, 2004

Results of Operations

Introduction

As a result of our acquisition of the two outpatient and physical therapy clinics, our financial information for the six months ended March 31, 2005 also differs significantly from our financial information for the same period one year earlier. For example, our revenues for the six months ended March 31, 2005, were $341,234, compared to $0 for the six months ended March 31, 2004. The comparison of these two periods is detailed below.

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the six months ended March 31, 2005, as compared to the six months ended March 31, 2004, are as follows:

	Six Months ended March 31, 2005	Six Months ended March 31, 2004

Revenues	$341,234	$-
General and administrative	448,206	281,461
Non cash stock for services	445,612	-
Depreciation	4,129	-
Interest expense	(5,358)	(6,352)
Net loss	(562,071)	(287,813)

Revenues

As noted above, our revenues were significantly higher this six month period ($341,234 for the six months ended March 31, 2005) when compared to the same six month period one year ago ($0 for the six months ended March 31, 2004) due to our acquisition and operation of the two clinics. Since we just began operating the clinics in June 2004, the revenues for the six months ended March 31, 2005 may not be indicative of the revenues from those two clinics in future six month periods.

General and Administrative Expenses

Our general and administrative expenses were $448,206 for the six months ended March 31, 2005, compared to $281,461 during the same period one year ago. This 60% increase in general and administrative expenses this year is due to the expenses involved in operating the clinics.

Non Cash Stock Issued for Services

For the six months ended March 31, 2005, we issued stock valued at $445,612 for services, compared to $0 for the six months ended March 31, 2004.

Interest Expense

Our interest expense of ($5,358) for the six months ended March 31, 2005 is related to a note payable that dates back to the transaction between us and Alfred Oglesby whereby Mr. Oglesby transferred his stock ownership in Bluestar Physical Therapy, Inc, a Texas corporation for 94.5% of our outstanding stock. Currently this note payable has repayment terms of 60 monthly payments of $1,500 beginning in October, 2004.

Net Loss

Our net loss for the six months ended March 31, 2005 was ($562,071), compared to ($287,813) for the six months ended March 31, 2004. This significant increase in our net loss from year to year is attributable to both the increase in our general and administrative expenses and the stock issued for services for this six month period.

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

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004	Change

Cash	$117,589	$148,899	$(31,310)
Total current assets	144,842	184,052	(39,210)
Total assets	316,898	358,172	(41,274)
Total current liabilities	306,872	268,954	37,918
Total liabilities	370,180	337,686	32,494

Cash Requirements

Currently, our cash requirements consist primarily of general and administrative expenses related to operating the two clinics, maintaining our status as a public company, and certain debt payments that come due.

Sources and Uses of Cash

Operations

Our net cash used in (provided by) operating activities totaled ($82,676) for the six months ended March 31, 2005. We generated revenues totaling $341,234 for the six months ended March 31, 2005, mainly from the operation of our two clinics. We anticipate we will continue to generate revenues from these two clinics in future quarters, but we do not anticipate we will not be operating at a positive cash flow in the near future.

Financing

For the six months ended March 31, 2005 our net cash from financing activities totaled $44,276, consisting of $49,157 from a short term bank line of credit, $23,300 from the sale of our common stock, $1,205 from payments on notes payable, and advances from a shareholder totaling ($29,386). Prior to beginning to operate the two clinics we funded expenses primarily through advances from our majority shareholder. Until we can raise additional capital and/or increase the revenues from the clinics to get cash flow positive, we anticipate we will continue to take advances from our majority shareholder to help fund our operations. We do not currently have any specific plans as to how we will raise the necessary capital or increase the revenues from the clinics.

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

On August 27, 2004, Bluestar Physical Therapy, a Division of Bluestar Health Inc., filed suit seeking rescission of the transaction by which Bluestar Physical Therapy acquired HealthQuest, Inc.  The suit alleges fraudulent inducement and first material breach of the contract by HealthQuest and Dr. Peter Lord, the President and Chief Executive Officer of HealthQuest, which rendered the continued performance under the agreement impossible.  The suit is Cause No. 2004-47308; Bluestar Physical Therapy, a Division of Bluestar Health Inc. v. HealthQuest, Inc. and Peter Lord; filed in the 152nd Judicial District Court of Harris County, Texas.  HealthQuest answered with a general denial and discovery in the case is ongoing.

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

On January 24, 2005, we issued 20,000 shares of our common stock, restricted in accordance with Rule 144, to an employee as compensation. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor who is familiar with our business operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

Mr. Oglesby’s Stock Ownership

Mr. Oglesby’s stock ownership was listed in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as 9,550,000 shares of our common stock. This amount was incorrect as we inadvertently omitted an additional 96,000 shares Mr. Oglesby owns in a brokerage account. Mr. Oglesby’s total stock ownership of our common stock is 9,646,000 shares.

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

We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 27, 2005	Bluestar Health, Inc.

/s/ Alfred Oglesby
By: Alfred Oglesby, President and Chief Financial Officer