Form 10QSB
period 2005-06-30
Bluestar Health, Inc.
filed 2005-08-24
CIK 225926

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐ No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 19, 2005, there were 13,607,094 shares of common stock, par value $0.001, issued and outstanding.

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

BLUESTAR HEALTH, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2005

ASSETS
CURRENT ASSETS:
Cash	$507
Total current assets	507

PROPERTY AND EQUIPMENT, net	32,991

Total assets	$33,498

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long term debt	$32,975
Short term Bank line of credit	46,913
Accounts payable	49,767
Accrued expenses	21,251
Advance from shareholder	143,184
Total current liabilities	294,090

LONG TERM DEBT	54,275
TOTAL LIABILITIES	348,365

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 40,000,000 shares authorized, 13,607,094 shares issued and outstanding	13,607
Additional paid in capital	1,550,533
Accumulated deficit	(1,879,007)
Total shareholders’ deficit	(314,867)
Total liabilities and shareholders’ deficit	$33,498

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended
June 30, 2005 and June 30, 2004

	THREE MONTHS ENDING JUNE 30,		NINE MONTHS ENDING JUNE 30,
	2005	2004 (RESTATED)	2005	2004 (RESTATED)

REVENUES	$20,272	$-	$361,506	$-

OPERATING EXPENSES:
GENERAL & ADMINISTRATIVE	136,696	36,675	584,902	113,536
NON CASH STOCK FOR SERVICES	64,501	-	510,113	204,600
DEPRECIATION	2,066	-	6,195	-
IMPAIRMENT	137,000	-	137,000	-
TOTAL OPERATIONS EXPENSES	340,263	36,675	1,238,210	318,136

OPERATING LOSS	(319,991)	(36,675)	(876,704)	(318,136)

INTEREST EXPENSE	(6,104)	(3,150)	(11,462)	(9,502)

NET LOSS	$(326,095)	$(39,825)	$(888,166)	$(327,638)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	13,054,887	10,987,680	13,211,836	10,749,009

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended
June 30, 2005 and 2004

	2005	2004 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(888,166)	$(327,638)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	510,112	204,600
Impairment	137,000	-
Depreciation	6,194	-
Changes in current assets and liabilities:
Accounts receivable	83,186	-
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	(34,008)	27,076
Net cash used in operating activities	(185,682)	(95,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	(42,206)	71,543
Proceeds from sale of stock	23,310	25,000
Funds from short term bank line of credit	46,913	-
Payments on notes payable	2,183	-
	30,200	96,543
Net Change In Cash	(155,482)	581
CASH, beginning of year	155,989	-
CASH, end of year	$507	$581
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,470	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Bluestar Health, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets that range between three and seven years.

Stock Options

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income (loss) per share to be disclosed in interim financial statements. For the period ended June 30, 2003, Blue Star’s pro forma net loss and net loss per share are equal to the net loss and net loss per share reported herein.

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

For the nine months ended June 30, 2005, Bluestar has issued 1,156,590 shares of common stock under the 2004 Plan for both staff costs and consulting services at a value of $510,111.

During the quarter ended June 30, 2005, Bluestar issued 360,000 shares of common stock under the 2004 Plan for both staff costs and consulting services at a value of $64,500.

In March 2005, Bluestar agreed to issue 142,000 shares of its common stock, restricted in accordance with Rule 144, to 11 different investors in exchange for $21,610 in cash.

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

Due to the rescission, the prior year’s numbers have been restated to remove the effects of the HealthQuest activity in both the three and nine months ended June 30, 2004. A summary of the restatement for the June 30, 2004 financials is disclosed below:

	Previously Stated	Increase Decrease	Restatement
As of June 30, 2004
Consolidated Balance Sheet:
Cash	$581	$-	$581
Vehicles, net	41,247	(41,247)	-
Total Assets	$41,828	$(41,247)	$581

Accounts payable and accrued expenses	$105,368	$(59,662)	$45,706
Note payable	435,923	(352,723)	83,200
Advances from stockholders	228,316	(60,118)	168,198
Long term debt, net of current portion	7,159	(7,159)	-
Common stock	11,289	(250)	11,039
Additional paid in capital	787,007	(183,129)	603,878
Deficit accumulated during development stage	(1,533,234)	621,794	(911,440)
Total liabilities and stockholders deficit	$41,828	$(47,247)	$581

For the nine months ended June 30, 2004
Consolidated Statement of Operations
Revenues	$29,393	$(29,393)	$-
Operating expenses:
General and administrative	467,136	(149,000)	318,136
Impairment	482,981	(482,981)	-
Interest expense	28,708	(19,206)	9,502
Total operating expenses	978,825	(651,187)	327,638

Net loss	$(949,432)	$621,794	$(327,638)

Net loss per share: Basic and diluted	($0.09)		($0.03)

Weighted average shares outstanding: Basic and diluted	10,996,009		10,746,009

For the three months ended June 30, 2004
Consolidated Statement of Operations
Revenues	$-	$-	$-
Operating expenses:
General and administrative	53,864	(17,189)	36,675
Impairment	-	-	-
Interest expense	11,625	(8,475)	3,150
Total operating expenses	65,489	(25,664)	39,825

Net loss	$(65,489)		$(39,825)

Net loss per share: Basic and diluted	($0.01)		($0.01)

Weighted average shares outstanding: Basic and diluted	11,237,680		10,987,680

NOTE 4 - GOING CONCERN AND IMPAIRMENT

In May 2005, Bluestar decided to restructure its operations and convert the two existing facilities from physical medicine operations into physical therapy, prevention and wellness operations. Substantially all the assets, liabilities, revenues and expenses reflected in the financial statements relate to these facilities. During this restructuring, the facilities have been closed down and there are not any revenues being generated. Although it is management’s intention to re-open these facilities, to date that has not happened. Based on this change in operations, management decided to write off the value of goodwill that had been acquired in the original purchase. This impairment in value of $137,000 was recorded in the quarter ended June 30, 2005. Because it is management’s intent to re-open these facilities, the physical assets associated with these operations have not been written down.

As long as the restructuring of the Mississippi facilities is ongoing, Bluestar does not have any current means of generating revenues. Bluestar is also currently seeking to acquire additional facilities from various third parties. However, there is no assurance that a definitive agreement can be reached or that sufficient financing resources will be available to conclude any acquisitions. These factors raise substantial doubt about the ability of Bluestar to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2	Managements Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this quarterly report.

Except for historical information, the materials contained in this Management’s Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company’s historical losses, the need to manage its growth, general economic downturns, competition in the physical therapy industry, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, and results of operations and prospects.

Overview

We own two licensed outpatient physical therapy clinics, both of which we acquired during the quarter ended June 30, 2004. In May 2005, we closed the two clinics in order to restructure the clinics. Prior to May 2005, the two clinics provided post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries, on an outpatient basis through the use of physical medicine, which required a licensed medical doctor to be present during all phases of a patient’s treatment. Through the current restructuring we intend to re-open the clinics as true physical therapy clinics, which will still care and treat orthopedic-related disorders and sports-related injuries, but through physical therapy utilizing physical therapists rather than physical medicine. Due to our closing of the clinics we do not have any operations and do not anticipate having any revenues until either we re-open the clinics or we acquire additional clinics.

If the restructured clinics are successful we hope to eventually acquire and develop additional outpatient physical therapy clinics, initially in Texas and the South, and later to expand on a national basis.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Results of Operations

Introduction

As a result of our acquisition of the two outpatient and physical therapy clinics and our subsequent closing of those clinics for restructuring, our financial information for the three months ended June 30, 2005 differs significantly from our financial information for the same period one year earlier and from our financial information for the previous quarter, ended March 31, 2005. For example, our revenues for the quarter ended June 30, 2005, were $20,727, compared to $0 for the period ended June 30, 2004, and $142,580 for the quarter ended March 31, 2005. Although our revenues rose significantly compared to last year, we are not operating profitably, and do not anticipate doing so in the near future due to the temporary closing of our clinics for restructuring and since any increase in revenues will likely be accompanied by a corresponding increase in our operating costs. The comparison of these two periods is detailed below. Since we now have operations, where we did not one year ago, we have also included our previous quarter (March 31, 2005) numbers for comparison.

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended June 30, 2005, as compared to the quarters ended June 30, 2004 and March 31, 2005, are as follows:

	Quarter ended June 30, 2005	Quarter ended June 30, 2004	Quarter ended March 31, 2005

Revenues	$20,272	$-	$142,580
General and administrative	136,696	36,675	234,704
Non cash stock for services	64,501	-	22,074
Depreciation	2,066	-	2,064
Impairment	137,000	-	-
Interest expense	(6,104)	(3,150)	(2,880)
Net loss	(326,095)	(39,825)	(119,142)

Revenues

Our revenues were higher this year ($20,272 for the quarter ended June 30, 2005) when compared to last year ($0 for the quarter ended June 30, 2004) due to our acquisition and operation of the two clinics. Since the three months ended June 30, 2005 was only our fourth quarter operating the clinics, and during the quarter we closed the clinics to restructure their business, our revenues of $20,272 for this quarter may not be indicative of the revenues from those two clinics in future quarters. During the two quarters before June 30, 2005, the three months ended March 31, 2005 and December 31, 2004, our revenues were $142,580 and $198,654, respectively. These quarter-to-quarter changes in revenues illustrate how our revenues from the two clinics may change dramatically quarter-to-quarter. While our clinics are closed for restructuring, we will likely not have any revenues from our operations. Once we re-open the clinics with a new business focus the previous quarters revenues may not be indicative of our revenues when the clinics re-open. Additionally, we plan on locating additional clinics to acquire in the future, which may also change our revenues in future quarter and year periods.

General and Administrative Expenses

Our general and administrative expenses were $136,696 for the quarter ended June 30, 2005, compared to $36,675 for the same period one year ago, and compared to $234,704 for the quarter ended March 31, 2005. The increase in general and administrative expenses this year compared to last year is due to the expenses involved in operating the clinics. The decrease in general and administrative expenses from the quarter ended June 30, 2005 compared to March 31, 2005 is primarily due to the fact we closed the clinics for renovation in May 2005. When we re-open the clinics with a new business focus our general and administrative expenses may vary greatly from what they were prior to when we closed them for restructuring.

Non Cash Stock Issued for Services

For the quarter ended June 30, 2005, we issued stock valued at $64,501 for services, compared to $0 for the quarter ended June 30, 2004, and $22,074 for the quarter ended March 31, 2005. These stock issuances were primarily made to consultants and to our employees.

Interest Expense

Our interest expense of $6,104 for the quarter ended June 30, 2005 is related to a note payable that dates back to the transaction between us and Alfred Oglesby, our sole officer and director, whereby Mr. Oglesby transferred his stock ownership in Bluestar Physical Therapy, Inc., a Texas corporation for 94.5% of our outstanding stock. Currently this note payable has repayment terms of 60 monthly payments of $1,500 beginning in October, 2004.

Net Loss

Our net loss for the three months ended June 30, 2005 was $326,095, compared to $39,825 for the three months ended June 30, 2004. This significant increase in our net loss from year to year is attributable to the costs involved in operating the two clinics, the issuance of stock for services and the write down of goodwill as a result of restructuring the two clinics. One year ago we had not operated the clinics for a full quarter so our operating expenses were less for the quarter ended June 30, 2004 compared to June 30, 2005. For the three months ended March 31, 2005, we had a net loss of $119,142. The increase in our net loss for the quarter ended June 30, 2005, compared to March 31, 2005, is due to the fact that while our operation expenses were higher for the three months ended March 31, 2005, we had significantly higher revenues for that period, and issued less stock for services, than we did in the quarter ended June 30, 2005. In the quarter ended June 30, 2005, we also had a write down of goodwill as a result of restructuring the two clinics.

Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 30, 2004

Results of Operations

Introduction

As a result of our acquisition of the two outpatient and physical therapy clinics, our financial information for the nine months ended June 30, 2005 differs significantly from our financial information for the same period one year earlier. For example, our revenues for the nine months ended June 30, 2005, were $361,506, compared to $0 for the nine months ended June 30, 2004. The comparison of these two periods is detailed below.

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the nine months ended June 30, 2005, as compared to the nine months ended June 30, 2004, are as follows:

	Nine Months ended June 30, 2005	Nine Months ended June 30, 2004

Revenues	$361,506	$-
General and administrative	584,902	113,536
Non cash stock for services	510,113	204,600
Depreciation	6,195	-
Impairment	137,000	-
Interest expense	11,462	9,502
Net loss	(888,166)	(327,638)

Revenues

As noted above, our revenues were significantly higher this nine month period ($361,506 for the nine months ended June 30, 2005) when compared to the same nine month period one year ago ($0 for the nine months ended June 30, 2004) due to our acquisition and operation of the two clinics. Since we just began operating the clinics in June 2004, and have now closed the clinics for renovation and restructuring, the revenues for the nine months ended June 30, 2005, may not be indicative of the revenues from those two clinics in future nine month periods.

General and Administrative Expenses

Our general and administrative expenses were $584,902 for the nine months ended June 30, 2005, compared to $113,536 during the same period one year ago. This significant increase in general and administrative expenses during this nine-month period is due to the expenses involved in operating the clinics.

Non Cash Stock Issued for Services

For the nine months ended June 30, 2005, we issued stock valued at $510,113 for services, compared to $204,600 for the nine months ended June 30, 2004. As noted above, these stock issuances were primarily to our employees and consultants.

Interest Expense

Our interest expense of $11,462 for the nine months ended June 30, 2005, is related to a note payable that dates back to the transaction between us and Alfred Oglesby whereby Mr. Oglesby transferred his stock ownership in Bluestar Physical Therapy, Inc., a Texas corporation, for 94.5% of our outstanding stock. Currently this note payable has repayment terms of 60 monthly payments of $1,500 beginning in October, 2004.

Net Loss

Our net loss for the nine months ended June 30, 2005, was $888,166, compared to $327,638 for the nine months ended June 30, 2004. This significant increase in our net loss from year to year is attributable to both the increase in our general and administrative expenses due to the operation of the two clinics, the increase in stock issued for services for this nine-month period over the same period one year ago and the write down of goodwill as a result of restructuring the two clinics.

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

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004	Change

Cash	$507	$148,899	$(148,392)
Total current assets	507	184,052	(183,545)
Total assets	32,991	358,172	(325,181)
Total current liabilities	294,090	268,954	25,136
Total liabilities	348,365	337,686	10,679

Cash Requirements

Currently, our cash requirements consist primarily of general and administrative expenses related to operating the two clinics, our costs in restructuring the clinics’ business focus, maintaining our status as a public company, and certain debt payments that come due.

Sources and Uses of Cash

Operations

Our net cash provided by operating activities totaled $185,682 for the nine months ended June 30, 2005, compared to $95,963 for the nine months ended June 30, 2004. We generated revenues totaling $361,506 for the nine months ended June 30, 2005, mainly from the operation of our two clinics. Due to the closing of the two clinics in order to restructure the businesses we anticipate a significant decrease in our revenues from these two clinics in the next quarter. After the restructuring we anticipate generating revenue from the operations of the two clinics but we do not anticipate we will be operating at a positive cash flow in the near future.

Financing

For the nine months ended June 30, 2005, our net cash from financing activities totaled $30,200, consisting of $46,913 from a short term bank line of credit, $23,310 from the sale of our common stock, $2,183 from payments on notes payable, and the repayment of advances from a shareholder totaling $42,206. Prior to beginning to operate the two clinics we funded expenses primarily through advances from our majority shareholder. Until we can raise additional capital and/or increase the revenues from the clinics to get cash flow positive, we anticipate we will continue to take advances from our majority shareholder to help fund our operations. We do not currently have any specific plans as to how we will raise the necessary capital or increase the revenues from the clinics.

Debt Instruments, Guarantees, and Related Covenants

We have two primary debt obligations. The first is a vehicle loan, which is current. The second obligation is a note to the controlling shareholder of Taurus Entertainment Companies, Inc., arising out of the transaction whereby our current majority shareholder obtained control. Under new revised terms for this note, its new repayment terms are $1,500 per month for the next 60 months, beginning in October, 2004.

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

On August 27, 2004, Bluestar Physical Therapy, a Division of Bluestar Health, Inc., filed suit seeking rescission of the transaction by which Bluestar Physical Therapy acquired HealthQuest, Inc.  The suit alleges fraudulent inducement and first material breach of the contract by HealthQuest and Dr. Peter Lord, the President and Chief Executive Officer of HealthQuest, which rendered the continued performance under the agreement impossible.  The suit is Cause No. 2004-47308; Bluestar Physical Therapy, a Division of Bluestar Health, Inc. v. HealthQuest, Inc. and Peter Lord; filed in the 152nd Judicial District Court of Harris County, Texas.  HealthQuest answered with a general denial and discovery in the case is ongoing.

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

In March 2005, we agreed to issue 112,000 shares of our common stock, restricted in accordance with Rule 144, to 10 investors in exchange for $19,910 in cash. This stock was issued in April 2005. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated investors.

On April 14, 2005, we issued 10,000 shares of our common stock, restricted in accordance with Rule 144, to one investor in exchange for $1,700 in cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor.

On April 14, 2005, we issued 20,000 shares of our common stock, restricted in accordance with Rule 144, to an employee as compensation. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor who is familiar with our business operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

In May 2005, we closed our two clinics in order to restructure the clinics. Prior to May 2005, the two clinics provided post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries, on an out patient basis through the use of physical medicine, which required a licensed medical doctor to be present during all phases of a patient's treatment. Through the current restructuring we intend to re-open the clinics as true physical therapy clinics, which will still care and treat orthopedic-related disorders and sports-related injuries, but through physical therapy utilizing physical therapists rather than physical medicine. Due to  our closing of the clinics we do not have any operations and do not anticipate having any revenues until either we re-open the clinics or we acquire additional clinics.

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

We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2005	Bluestar Health, Inc.

/s/ Alfred Oglesby
	By:	Alfred Oglesby, President and
Chief Financial Officer