Form 10KSB
period 2005-09-30
Bluestar Health, Inc.
filed 2006-02-02
CIK 225926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year.  The issuer had revenues of $361,506 for the year ended September 30, 2005.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $582,060 as of January 30, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 24, 2006, there were 13,750,504 shares of common stock, par value $0.001, issued and outstanding.

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

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

Bluestar Health, Inc.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

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

On June 16, 2004, we acquired all of the assets used to operate two physical therapy and rehabilitation clinics in Jackson, Mississippi. At the time, these two clinics were our only operations. These two clinics provided post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries, on an outpatient basis through the use of physical medicine, which required a licensed medical doctor to be present during all phases of a patient’s treatment. In May 2005, we closed the two clinics in order to restructure the clinics. Our plan for the restructuring was to shift the clinics away from providing physical therapy through the use of physical medicine, which requires a licensed medical doctor, to clinics that provided physical therapy and treated orthopedic-related disorders and sports-related injuries, but through physical therapy utilizing physical therapists rather than licensed medical doctors and physical medicine. At the time we closed the clinics for restructuring we planned to re-open both clinics in the fall of 2005 or early 2006. However, in August 2005, Hurricane Katrina devastated much of the area around our two clinics. Neither of the clinics suffered physical damage, however, the storm depleted the area of potential employees, patients, and other resources necessary to successfully operate the clinics. As of September 30, 2005, there was no timeframe to re-open the clinics and we were looking at businesses in other industries for a potential acquisition or merger.

On October 21, 2005, we filed a Current Report on Form 8-K announcing that on October 17, 2005, we entered into a Reorganization and Purchase Agreement by and among Bluestar, Alfred Oglesby, our sole officer and a director, and Blue Cat Holdings, Inc., a Texas corporation wholly owned by Oglesby, on the one hand, and Gold Leaf Homes, Inc., a Texas corporation, and Tom Redmon, the sole shareholder of Gold Leaf, on the other hand, whereby (i) we were going to acquire all of the issued and outstanding common stock of Gold Leaf from Redmon in exchange for 37,000,000 shares of our common stock, and (ii) sell substantially all of our assets to Blue Cat as consideration for amounts owed to Oglesby and in exchange for (a) Blue Cat’s assumption of Bluestar’s liabilities and (b) Blue Cat’s indemnification of Bluestar for present and future liabilities related to said purchased assets. This transaction has not closed and is currently being renegotiated, potentially as an asset purchase rather than an acquisition.

Based on the circumstances described above we may not ever re-open the clinics. Due to our closing of the clinics we did not have any operations after May 2005, and do not anticipate having any revenues until either we re-open the clinics, acquire additional clinics, or acquire a business in a different industry.

Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASDAQ OTCBB”) under the symbol BLSH.

Business of Issuer

Overview

We are a healthcare management company with operations in the areas of physical therapy and preventative care. We operate through one subsidiary, PT Centers, Inc. Until May 2005, we operated two outpatient physical therapy and rehabilitation clinics, one in Jackson, Mississippi and one in Canton, Mississippi. As noted above, we closed the clinics in May 2005, for the purpose of restructuring their business to non-medical based physical therapy clinics. However, in August 2005, Hurricane Katrina devastated much of the area around our clinics and have put into question whether we will ever re-open the two clinics. We are also in negotiations to purchase a business in another industry, or at least the assets of that business, which would change our core business to one outside of the physical therapy area. However, because that transaction has not closed and because we did operate the two clinics until May 2005, this overview of our fiscal year ended September 30, 2005, discusses the physical therapy business.

Principal Products and Services and Their Markets

Prior to closing the two clinics for restructuring, our principal service was outpatient physical therapy treatments, primarily for patients following an injury, surgery, or other event. These services included pre- and post-operative orthopedic, spinal, occupational, and sports-related injuries. These services were provided using physical medicine, which required a medical doctor to be present during all phases of a patient’s treatment.

Distribution

All of our services were offered through our two clinics in Mississippi. We only offered physical therapy services at the clinics at the time we closed them but we had hoped to start offering either preventive or cosmetic care, or both, as well if the clinics had re-opened.

Competition

The healthcare industry generally, and the physical and occupational therapy businesses in particular, are highly competitive and undergo continual changes in the manner in which services are delivered and in which providers are selected. Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with and ability to meet the needs of referral and payor sources. Our clinics competed directly or indirectly with the physical and occupational therapy departments of acute care hospitals, physician-owned therapy clinics, other private therapy clinics and chiropractors.

Of these sources, we believe acute care hospital outpatient therapy clinics and private therapy clinic organizations were our primary competitors. Consolidation in the therapy industry happens frequently through the acquisition of physician-owned and other privately-owned therapy practices.

Suppliers

We do not purchase goods or services in material amounts from any particular suppliers.

Customers

When our clinics were open our customers were individual patients in need of physical therapy treatments following an injury, surgery, or other event. The customers were usually referred to us by their primary care physician.

Intellectual Property

We have no registered trademarks or service marks.

Government Approvals and Regulations

There are number of federal, state and local regulations that govern healthcare services. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for and financial feasibility of new facilities or the commencement of new healthcare services). Based on our operating experience to date, we believe that our business as presently conducted does not require certificates of need or other facility approvals or licenses. However, if we had therapists they would be required to be licensed. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

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

Stark II. Provisions of the Omnibus Budget Reconciliation Act of 1993 (the “Stark Law”) prohibits referrals by a physician for “designated health services” to an entity in which the physician or family member has an investment interest or other financial relationship, with several exceptions. The Stark Law covers management contracts with physician groups and any financial relationship between Bluestar and referring physicians, including any financial transaction resulting from a clinic acquisition. This law also prohibits billing for services rendered from a prohibited referral Several states have enacted laws similar to the Stark Law, but these state laws cover all patients (not just Medicare and Medicaid). Many federal healthcare reform proposals in the past few years have expanded the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with applicable law. If we fail to comply with the Stark Law our financial results and operations would be adversely affected. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

Employees

As of September 30, 2005, we had two employees at the corporate level, including our sole officer and director, Alfred Oglesby. With the closing of the two clinics we did not employ any employees through the clinics after May 2005. Currently, we only have one employee, Mr. Oglesby.

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

Fiscal Year		Prices
Ended September 30,	Period	High		Low

2004	First Quarter	$1.30		$0.00
	Second Quarter	$1.20		$0.55
	Third Quarter	$0.60		$0.29
	Fourth Quarter	$0.55		$0.25

2005	First Quarter	$0.70		$0.25
	Second Quarter	$0.27		$0.13
	Third Quarter	$0.25		$0.10
	Fourth Quarter	$0.20		$0.09

Close on January 30, 2006			$0.12

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

Holders

As of September 30, 2005 and January 24, 2006 there were 13,607,094 and 13,750,504 shares, respectively, of our common stock issued and outstanding and held by approximately 1,390 holders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On September 29, 2004, our Board of Directors approved the Bluestar Health, Inc. 2004 Non-Qualified Stock Grant and Option Plan (the “2004 Plan”). The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The Plan allows for the award of stock and options, up to 1,200,000 shares of our common stock. During the year ended September 30, 2005, we issued a total of 1,156,590 shares of our common stock under the plan to consultants of ours. The total value of this stock was $510,113. During the year ended September 30, 2004, no stock, or options to acquire shares of our common stock, were issued under the Plan.

In August 2003, Bluestar adopted a Stock Option and Grant plan (the “2003 Plan”) for employees, officers, directors and consultants which authorized the issuance of 650,000 shares of common stock. The Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable. The following shares were issued under the plan as of September 30, 2004:

(1) 500,000 shares from March 18, 2003 through September 30, 2003 for consulting services at a value of $225,300.
(2) 148,000 shares for the year ended September 30, 2004 for consulting services at a value of $106,550.

As of September 30, 2005, the information for the 2004 Plan and the 2003 Plan combined is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	- 0 -	$0	- 0 -
Equity compensation plans not approved by security holders	- 0 -	$0	45,410
Total	- 0 -	$0	45,410

Recent Sales of Unregistered Securities

There have been no events that are required to be reported under this Item.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

There have been no events that are required to be reported under this Item.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We own and operate licensed outpatient physical therapy clinics. On November 5, 2003, we entered into an asset purchase agreement for all of the assets used to operate a physical therapy and rehabilitation clinic in Florida. However, on August 24, 2004, as a result of a series of material breaches of the acquisition agreement by the seller, we rescinded the acquisition in its entirety. Since that transaction was rescinded in its entirety it was excluded from our financial statements for all applicable periods. Therefore, prior to May 2005, our operations consisted entirely of two clinics which we acquired on June 16, 2004. The clinics were located in Jackson, Mississippi and Canton, Mississippi. These two clinics provided post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries, on an outpatient basis through the use of physical medicine, which required a licensed medical doctor to be present during all phases of a patient’s treatment. In May 2005, we closed the two clinics in order to restructure the clinics. Our plan for the restructuring was to shift the clinics away from providing physical therapy through the use of physical medicine to clinics that provided physical therapy and treated orthopedic-related disorders and sports-related injuries, but through physical therapy utilizing physical therapists rather than physical medicine. At the time we closed the clinics for restructuring we planned to re-open both in the fall of 2005 or early 2006. However, in August 2005, Hurricane Katrina devastated much of the area around our two clinics. Neither of the clinics suffered structural damage, however, the storm depleted the area of potential employees, patients, and other resources necessary to successfully operate the clinics. As of September 30, 2005, there was no timeframe to re-open the clinics and we were looking at businesses in other industries for a potential acquisition or merger. Due to closing the clinics in May 2005, we did not have any revenues during the three months ended September 30, 2005.

For the below comparisons to the fiscal year and fiscal quarter ended September 30, 2004, we have backed out all amounts that were attributable to the clinic we purchased from Healthquest, Inc., since we rescinded that transaction.

Year Ended September 30, 2005 Compared to the Year Ended September 30, 2004

Results of Operations

Introduction

We had revenues of $361,506 for the year ended September 30, 2005, compared to revenues of $302,349 for the year ended September 30, 2004. All of our revenues for both periods are from the two operating clinics we acquired in June 2004 and began operating in August 2004.

Revenues, Expenses and Loss from Operations

Our revenues, general and administrative expenses, value of stock issued for services, interest expense, and net loss for the year ended September 30, 2005, as compared to the period ended September 30, 2004, are as follows:

	Year ended September 30, 2005	Year ended September 30, 2004	Percentage Change

Revenues	$361,506	$302,349	20%
General and administrative	691,367	451,654	53%
Stock Issued for services	510,112	240,022	112%
Depreciation	8,260	2,065	300%
Impairment	167,926	-	N/A
Interest expense	(15,222)	(15,647)	3%
Net loss	(1,031,381)	(407,039)	(153%)

Revenues

Our revenues were slightly higher this year when compared to last year due to the fact we operated the two clinics for approximately eight months during the year ended September 30, 2005, compared to only three months during the year ended September 30, 2004. In May 2005, we closed the clinics for restructuring and now do not know if we will re-open the clinics, therefore, we have not generated revenues since May 2005, and will not generate revenues in the future unless we re-open the clinics or acquire another business. We are in negotiations to acquire a residential homebuilder, but the transaction has not closed.

General and Administrative Expenses

Our general and administrative expenses were approximately 50% higher this year compared to the previous year due to the increased time we operated the clinics in the year ended September 30, 2005, compared to September 30, 2004. Although we have closed the clinics we will still incur some general and administrative expenses associated with running our corporate office.

Stock Issued for Services

Due to our lack of operations and revenue for much of the year ended September 30, 2005, we issued stock for services. The value of this stock was higher than the year ended September 30, 2004, due to the fact we did operate the clinics for eight months during the year ended September 30, 2005, compared to three months in the year ended September 30, 2004, and we had to pay for the costs associated with that time of running the clinics.

Depreciation

For the year ended September 30, 2005, we had a depreciation of $8,260, compared to $2,065 one year earlier. The $8,260 of depreciation was primarily attributable to the fact that the year ended September 30, 2005, reflects a full year of operations, while the year ended September 30, 2004, only reflects three months of operations since June 2004, and the acquisition of the clinics.

Impairment

Due to closing the two clinics in May 2005, and the fact the two clinics are still closed, partly due to the effects of Hurricane Katrina in the region where the clinics are located, our management decided to write off the value of goodwill that was attributed to the acquisition of the two clinics. This impairment in value of $137,000 was recorded in the quarter ended June 30, 2005, and this is the impairment in value indicated for the year ended September 30, 2005. As of September 30, 2005 management decided to write off the physical assets of $30,926 associated with these operations to $0.00 based on the uncertainty of re-opening these facilities.

Interest Expense

Our interest expense is related to three debt instruments. The first debt instrument is a $70,000 principal amount note that is from our original acquisition of Bluestar Physical Therapy, Inc. Our principal shareholder, Mr. Alfred Oglesby, has personally guaranteed the note and pledged 3,000,000 shares of his Bluestar common stock as collateral. Under new revised terms for this note, the new monthly payments are $1,557.11 per month for the next 60 months, beginning in October, 2004 and continuing through September 1, 2009. We are in negotiations with the holder of this note payable regarding extending the repayment terms of the note since no payments have been made under the revised plan. The second debt instrument is a bank line of credit of our subsidiary, PT Centers, Inc., which is guaranteed by a related party, Oglesby & Londergan Financial Services, and totaled $47,593 as of September 30, 2005. The third obligation is a vehicle loan, which totaled $11,258 as of September 30, 2005. We are in default on this loan. No demands have been made as of the date hereof.

Net Loss

Our net loss increased significantly this year compared to last year. This increase in our net loss this year is primarily attributable to the increase in our general and administrative expenses, the stock issued for services, and the impairment in value, all of which are discussed above. Since we closed the clinics and have not re-opened them or acquired any operating business, we will continue to operate at a significant loss.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Results of Operations

Introduction

For the three months ended September 30, 2005, we did not have any revenues, compared to $302,349 for the three months ended September 30, 2004. We had a net loss of $(143,215) for the three months ended September 30, 2005, compared to $(79,539) for the three months ended September 30, 2004.

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, are as follows:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Percentage Change

Revenues	$0	$302,349	N/A
General and administrative	106,465	133,654	(20%)
Interest expense	(3,760)	(6,147)	(39%)
Net loss	(143,215)	(79,539)	80%

Our revenues of $0 for the three-month period ended September 30, 2005, were significantly less than our revenues for the same period one year ago. This is due to the fact we did not operate the two clinics for the three months ended September 30, 2005, compared to the same period one year earlier, when the three months ended September 30, 2004 was our first quarter operating the two clinics. We do not expect to have any revenues until we either re-open the clinics or acquire an existing business that already has revenues. Our general and administrative expenses were also lower during the most recent three month period when compared to the same period one year ago ($106,465 versus $133,654) due to the fact we did not operate the clinics during the most recent three-month period. We estimate that our general and administrative expenses of approximately $100,000 for a three-month period with no operations is fairly indicative of future quarters when we don’t have operations. The interest expense is primarily attributable to the note payable that was issued in the transaction between Alfred Oglesby and the Company, whereby Alfred Oglesby became our majority shareholder. Our net loss increased significantly due to the fact we had revenues during the three-month period ended September 30, 2005, compared to the same period one year ago.

Liquidity and Capital Resources

Introduction

We have not operated profitably, and do not anticipate doing so in the near future. With the closing of the two clinics we did not have operations in the fourth quarter and did not generate any revenue; however, we anticipate we will continue to seek to raise capital through a variety of sources to fund operations until such time as we might start operating the clinics or acquire a business or assets that have operations. To date, we have relied primarily on funds from our majority stockholder, and anticipate continuing to do so until we have operations again.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2005 and June 30, 2005 are as follows:

	September 30, 2005	June 30, 2005	Change

Cash	$38	$507	$(469)
Total current assets	38	507	(469)
Total assets	38	33,498	(33,460)
Total current liabilities	398,014	294,090	103,924
Total liabilities	458,120	348,365	109,755

Cash Requirements

Currently, our cash requirements consist primarily of general and administrative expenses maintaining our status as a public company, and certain debt payments that come due.

Sources and Uses of Cash

Operations

We did not generate revenues this quarter due to the closing of the two physical therapy clinics. We do not anticipate re-opening the clinics in the near future, if ever. We are in negotiations to acquire a business outside the physical therapy industry, and if successful may be able to generate revenues through the operation of that business.

Financing

Prior to beginning to operate the two clinics we funded expenses primarily through advances from our majority shareholder. Until we can raise additional capital and/or increase the revenues from the clinics to get cash flow positive, we anticipate we will continue to take advances from our majority shareholder to fund our operations. We do not currently have any specific plans as to how we will raise the necessary capital or increase the revenues from the clinics. As of September 30, 2005, our majority stockholder has advanced us a total of $154,630, and other related parties, Oglesby & Londergan Financial Services, have advanced us a total of $31,034. These advances are non-interest bearing, due on demand with the understanding they will be repaid as cash becomes available.

Debt Instruments, Guarantees, and Related Covenants

We have three primary debt obligations. The first obligation is a $70,000 principal amount note that is from our original acquisition of Bluestar Physical Therapy, Inc. Our principal shareholder, Mr. Alfred Oglesby, has personally guaranteed the note and pledged 3,000,000 shares of his Bluestar common stock as collateral. Under new revised terms for this note, the new monthly payments are $1,557 per month for the next 60 months, beginning in October, 2004 and continuing through September 1, 2009. We are in negotiations with the holder of this note payable regarding extending the repayment terms of the note since no payments have been made under the revised plan. The second obligation is a bank line of credit of our subsidiary, PT Centers, Inc., which is guaranteed by a related party, Oglesby & Londergan Financial Services, and totals $47,593. The third obligation is a vehicle loan and we are in default on this loan, which totaled $11,258 as of September 30, 2005. No demands have been made as of the date hereof.

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

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)). Under Statement No. 123(R), the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending September 30, 2005. The SEC’s new rule allows the Company to implement Statement No. 123(R) at the beginning of its second quarter, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue No. 94−3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB’s conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS in the second quarter of fiscal 2003.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 7 - CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events that are required to be reported under this Item.

ITEM 8A - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer. Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B - OTHER INFORMATION

All information required to be filed on a Form 8-K during the three months ended September 30, 2005, was filed with the Commission on a Form 8-K. For a description of our Form 8-Ks filed during this three-month period see Item 13(b), below.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of January 30, 2006, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Alfred Oglesby	37	President, CFO, CAO, Secretary, and Director

Alfred Oglesby formed Bluestar Physical Therapy, Inc. in March 2003. From 2000 through 2002, Mr. Oglesby was an investor in several private physical therapy clinics in the Southwest. From 1998 through 2000, Mr. Oglesby served as a Director and a Registered Investment Advisor at Oglesby & Londergan, based in Houston, Texas. From 1996 through 1998, Mr. Oglesby served as a Registered Investment Advisor at Waddell & Reed Financial Services, based in Houston, Texas. Prior to 1996, Mr. Oglesby played professional football for the Miami Dolphins and the New York Jets of the National Football League (“NFL”) where he became acquainted with the benefits of physical therapy. Mr. Oglesby attended the University of Houston and is a member of the University of Houston’s Board of Directors. Mr. Oglesby is also a member of the Board of Directors of the Urban League.

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

Board Meetings and Committees

During the fiscal year ended September 30, 2005, the Board of Directors took written action on numerous occasions. The written actions were by unanimous consent.

We presently have no executive committee, nominating committee or audit committee of the Board of Directors.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 10 - EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2005 and 2004. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)*	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Alfred Oglesby, Director, President, CFO CAO, and Secretary	2005	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
	2004	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Alfred Oglesby	N/A	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Alfred Oglesby	N/A	N/A	N/A	N/A

Non-Qualified Stock Grant and Option Plans

On September 29, 2004, our Board of Directors approved the Bluestar Health, Inc. 2004 Non-Qualified Stock Grant and Option Plan (the “2004 Plan”). The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The Plan allows for the award of stock and options, up to 1,200,000 shares of our common stock. During the year ended September 30, 2005, we issued a total of 1,156,590 shares of our common stock under the plan to consultants of ours. The total value of this stock was $510,112. During the year ended September 30, 2004, no stock, or options to acquire shares of our common stock, were issued under the Plan.

In August 2003, Bluestar adopted a Stock Option and Grant plan (the “2003 Plan”) for employees, officers, directors and consultants which authorized the issuance of 650,000 shares of common stock. The Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable. During the year ended September 30, 2005, 148,000 shares for consulting services at a value of $106,550.

As of September 30, 2005, the information for the 2004 Plan and the 2003 Plan combined is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	- 0 -	$0	- 0 -
Equity compensation plans not approved by security holders	- 0 -	$0	45,410
Total	- 0 -	$0	45,410

Compensation of Directors

Our director does not receive any compensation for serving as a director.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 24, 2006, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common	Alfred Oglesby (2)(3)	9,510,000	69.2%
Stock

Common	Frank Wiley	950,000	6.9%
Stock	c/o Alfred Oglesby
	19901 Southwest Freeway, Suite 209
	Sugar Land, TX 77479

	All Officers and Directors as a Group (1 Person)	9,510,000	69.2%

(1)
Unless otherwise indicated, based on 13,750,504 shares of common stock outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise indicated, the address of each director is c/o Bluestar Health, Inc., 19901 Southwest Freeway, Suite 209, Sugar Land, Texas 77479.

(3)	Indicates a Director of the Company.

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

On October 21, 2005, we filed a Current Report on Form 8-K announcing that on October 17, 2005, we entered into a Reorganization and Purchase Agreement by and among Bluestar, Alfred Oglesby, our sole officer and a director, and Blue Cat Holdings, Inc., a Texas corporation wholly owned by Oglesby, on the one hand, and Gold Leaf Homes, Inc., a Texas corporation, and Tom Redmon, the sole shareholder of Gold Leaf, on the other hand, whereby (i) we were going to acquire all of the issued and outstanding common stock of Gold Leaf from Redmon in exchange for 37,000,000 shares of our common stock, and (ii) sell substantially all of our assets to Blue Cat as consideration for amounts owed to Oglesby and in exchange for (a) Blue Cat’s assumption of Bluestar’s liabilities and (b) Blue Cat’s indemnification of Bluestar for present and future liabilities related to said purchased assets. This transaction has not closed and is currently being renegotiated, potentially as an asset purchase rather than an acquisition.

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

We did not file any Current Reports on Form 8-K during the three months ended September 30, 2005.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended September 30, 2005 and 2004, Malone & Bailey, PLLC, CPA billed us $0 and $19,000, respectively, and Lopez, Blevins, Bork & Associates, LLP billed us $17,000 and $11,500, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-KSBs and Form 10-QSBs.

Audit - Related Fees

During the fiscal years ended September 30, 2005 and 2004, Malone & Bailey, PLLC, CPA, and Lopez, Blevins, Bork & Associates, LLP did not bill us any fees for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the fiscal years ended September 30, 2005 and 2004, Malone & Bailey, PLLC, CPA, and Lopez, Blevins, Bork & Associates, LLP did not bill us any fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended September 30, 2005 and 2004, Malone & Bailey, PLLC, CPA, and Lopez, Blevins, Bork & Associates, LLP did not bill us for any other fees.

Of the fees described above for the fiscal year ended September 30, 2005 and 2004, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluestar Health, Inc., a Colorado corporation

/s/ Alfred e. Oglesby
By:	Alfred E. Oglesby
Its:	President

Date:	February 1, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred E. Oglesby
By:	Alfred E. Oglesby
Its:	President, Chief Financial Officer, Chief Accounting Officer, Secretary, and Director

Date:	February 1, 2006

BLUESTAR HEALTH, INC.

Consolidated Financial Statements as of
September 30, 2005
And Report of Independent Registered
Public Accounting Firm

BLUESTAR HEALTH, INC.

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet at September 30, 2005	F-2

Consolidated Statements of Operations for the years ended September 30, 2005 and 2004	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2005 and 2004	F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bluestar Health, Inc
Houston, Texas

We have audited the accompanying consolidated balance sheet of Bluestar Health, Inc. as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluestar Health, Inc. as of September 30, 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Bluestar Health, Inc. (Bluestar) will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Bluestar has incurred losses of $1,031,381 for the year ending September 30, 2005 and $407,039 for the year ending September 30, 2004. Bluestar has no current source of revenue. Bluestar will require additional working capital to develop its business until Bluestar either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Bluestar’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas
January 25, 2006

Bluestar Health, Inc.

CONSOLIDATED BALANCE SHEET
September 30, 2005

ASSETS
CURRENT ASSETS:
Cash	$38
Total assets	$38

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long term debt	$21,152
Short term bank line of credit	47,593
Accounts payable	84,966
Accrued expenses	58,639
Advances from related parties	185,664
Total current liabilities	398,014

LONG TERM DEBT	60,106
TOTAL LIABILITIES	458,120

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 20,000,000 shares authorized, 13,607,094 shares issued and outstanding	13,607
Additional paid in capital	1,550,533
Accumulated deficit	(2,022,222)
Total shareholders’ deficit	(458,082)
Total liabilities and shareholders’ deficit	$38

See accompanying summary of accounting policies and notes to financial statements.

Bluestar Health, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2005 and 2004

	2005	2004

REVENUES	$361,506	$302,349

OPERATING EXPENSES:
GENERAL & ADMINISTRATIVE	691,367	451,654
NON CASH STOCK FOR SERVICES	510,112	240,022
DEPRECIATION	8,260	2,065
IMPAIRMENT	167,926	-
	1,377,665	693,741

OPERATING LOSS	(1,016,159)	(391,392)

INTEREST EXPENSE	(15,222)	(15,647)

NET LOSS	$(1,031,381)	$(407,039)

NET INCOME PER SHARE:
Basic and diluted	$(.08)	$(.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	13,311,463	11,170,531

See accompanying summary of accounting policies and notes to financial statements.

Bluestar Health, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
Years Ended September 30, 2005 and 2004

	Common stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, September 30, 2003	10,708,004	10,708	375,487	(583,802)	(197,607)
Issuance of common stock for acquisitions	1,150,000	1,150	378,350		379,500
Issuance of common stock for services	378,000	378	239,644		240,023
Issuance of common stock for cash	62,500	63	24,938		25,000

Net loss	-	-	-	(407,039)	(407,039)

Balance, September 30, 2004	12,298,504	12,299	1,018,419	(990,841)	39,877
Issuance of common stock for services	1,156,590	1,156	508,956		510,112
Issuance of common stock for cash	152,000	152	23,158		23,310

Net loss	-	-	-	(1,031,381)	(1,031,381)

Balance, September 30, 2005	13,607,094	$13,607	$1,550,533	$(2,022,222)	$(458,082)

See accompanying summary of accounting policies and notes to financial statements.

Bluestar Health, Inc.

STATEMENTS OF CASH FLOW
Years Ended September 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,031,381)	$(407,039)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	510,112	240,023
Impairment	167,926	-
Depreciation	8,259	2,065
Changes in current assets and liabilities:
Accounts receivable	83,186	(2,846)
Prepaid expenses and other current assets	-	12,160
Accounts payable and other current liabilities	51,079	40,459
Net cash used in operating activities	(210,819)	(115,178)
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Canton Rehabilitation Services, Inc.	-	98,049
Acquisition of Mississippi Central Rehabilitation, Inc	-	59,466
Net cash provided by investing activities	-	157,515
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(12,226)	91,354
Funds from short term bank line of credit	47,593	-
Net borrowings (payments) on long term debt	(3,809)	(2,702)
Issuance of common stock	23,310	25,000
Net cash provided by financing activities	54,868	113,652
Net Change in Cash	(155,951)	155,989
CASH, beginning of year	155,989	-
CASH, end of year	$38	$155,989
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,553	$6,197
Taxes paid	$-	$-

See accompanying summary of accounting policies and notes to financial statements.

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

In May 2005, Bluestar decided to restructure its operations and convert the two existing facilities from physical medicine operations into physical therapy, prevention and wellness operations. Substantially all the assets, liabilities, revenues and expenses reflected in the financial statements relate to these facilities. During this restructuring, a natural disaster hit the region in August and the needed capital and resources to complete the restructuring were not available. To date, the Company still has the facilities closed down and there are not any revenues being generated.

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill.

Bluestar Health, Inc.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is stated at cost with depreciation calculated using the straight-line method over the estimated useful lives. The Company has estimated the useful lives of all assets at five years as of September 30, 2005. When assets are retired or otherwise removed from the accounts, any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred, and significant renewals and improvements are capitalized.

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

Advertising

Advertising costs are charged to expense in the period incurred. The Company incurred advertising costs of $0 and $20,650 in the years ended September 30, 2005 and 2004, respectively.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation.

Recent Accounting Pronouncements

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)). Under Statement No. 123(R), the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending September 30, 2005. The SEC’s new rule allows the Company to implement Statement No. 123(R) at the beginning of its second quarter, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006.

Bluestar Health, Inc.

NOTES TO FINANCIAL STATEMENTS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue No. 94−3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB’s conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS in the second quarter of fiscal 2003.

NOTE 2 - GOING CONCERN AND IMPAIRMENT

In May 2005, Bluestar decided to restructure its operations and convert the two existing facilities from physical medicine operations into physical therapy, prevention and wellness operations. Substantially all the assets, liabilities, revenues and expenses reflected in the financial statements relate to these facilities. During this restructuring, a natural disaster hit the region in August 2005 and the needed capital and resources to complete the restructuring were not available. To date, the Company still has the facilities closed down and there are not any revenues being generated. Based on this change in operations, management decided to write off the value of goodwill that had been acquired in the original purchase. This impairment in value of $137,000 was recorded in the quarter ended June 30, 2005. At September 30, 2005, management is unsure when they will be able to re-open these facilities; they have also chosen to write down the value of the physical assets associated with these operations to $0.

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

Bluestar has incurred losses of $1,031,381 for the year ending September 30, 2005, and $407,039 for the year ending September 30, 2004. Bluestar’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at September 30, 2005, Bluestar has no current source of revenue. Without realization of additional capital, it would be unlikely for Bluestar to continue as a going concern.

Bluestar Health, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2005:

Furniture and office equipment	$11,250
Transportation equipment	30,000
41,250
Less: accumulated depreciation	(10,324)
30,926
Less: Write down of asset value due to closing the facilities	(30,926)
Net assets as of September 30, 2005	$-

NOTE 4 - ADVANCE FROM RELATED PARTIES

The majority stockholder paid expenses on behalf of Bluestar or advanced Bluestar a total of $154, 630 as of September 30, 2005. Additional funds were advanced to Bluestar by related parties totaling $31,034. These advances are non-interest bearing, due on demand, and are to be repaid as cash becomes available.

NOTE 5 - LONG-TERM DEBT

Bluestar has a note payable in the amount of $70,000 that is from the original acquisition of the company. The note bears interest at 18% and was due August 15, 2003. Bluestar was unable to meet the August 15, 2003 due date and obtained an extension of the due date to February 17, 2004. At September 30, 2004, the balance of the note was $86,350, which includes accrued interest totaling $16,350.

In November 2004, the note was modified and extended. The new principal amount of the note shall be $70,000 which shall accrue interest at the rate of twelve percent (12%) per annum. The new maturity date shall be September 1, 2009. The new agreement calls for 60 monthly payments of $1,557 beginning October 1, 2004, and continuing through September 1, 2009. At September 30, 2005, there have not been any payments made towards the note so the balance due on the note at September 30, 2005, is $70,000 plus accrued interest of $8,400.

The Company has a note payable with Merchant & Farmers Bank with monthly payments totaling $605 including interest of 8.5%, secured by a vehicle. The balance due at September 30, 2005 was $11,258. The future maturities are as follows:

Future maturities of these notes are as follows:

Year Ending September 30,

2006	$21,152
2007	21,178
2008	18,685
2009	20,243
81,258
Less: current portion	(21,152)
$60,106

Bluestar Health, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

Bluestar Health, Inc. follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

September 30, 2005
Refundable Federal income tax attributable to:
Current Operations	$351,000
Less, Change in valuation allowance	(351,000)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30, 2005
Deferred tax asset attributable to:
Net operating loss carryover	$688,000
Less, Change in valuation allowance	(688,000)
Net deferred tax asset	$-

Bluestar Health has not yet realized income as of the date of this report, and no provision for income taxes has been made. At September 30, 2005, Bluestar Health, Inc. had an unused net operating loss carryover approximating $2,020,000 that is available to offset future taxable income; it expires beginning in 2021.

NOTE 7 - COMMON STOCK

In September 2004, Bluestar Health, Inc (Bluestar) adopted a Non Qualified Stock Grant and Option plan (the “2004 Plan”) for employees, officers, directors and consultants which authorized the issuance of 1,200,000 shares of common stock. The 2004 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2004 Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable.

During the year ended September 30, 2005, a total of 1,156,590 shares of stock were issued to consultants at a value of $510,112. During the year ended September 30, 2004, Bluestar did not issue any shares of common stock under this plan.

Bluestar Health, Inc.

NOTES TO FINANCIAL STATEMENTS

During the year ended September 30, 2005, Bluestar issued 152,000 shares of its common stock, in exchange for $23,310 in cash.

In August 2003, Bluestar adopted a Stock Option and Grant plan (the “2003 Plan”) for employees, officers, directors and consultants which authorized the issuance of 650,000 shares of common stock. The Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable. During the year ended September 30, 2004, a total of 148,000 shares of stock were issued to consultants at a value of $106,550.

NOTE 8 - EXIT ACTIVITIES

In May 2005, Bluestar decided to restructure its operations and convert the two existing Mississippi facilities from physical medicine operations into physical therapy, prevention and wellness operations. Substantially all the assets, liabilities, revenues and expenses reflected in the financial statements relate to these facilities. During this restructuring, a natural disaster hit the region in August 2005 and the needed capital and resources to complete the restructuring were not available. To date, the Company still has the facilities closed down and there are not any revenues being generated. Although it is management’s intention to re-open these facilities, to date that has not happened. Based on this change in operations, management decided to write off the value of goodwill that had been acquired in the original purchase. This impairment in value of $137,000 was recorded in the quarter ended June 30, 2005. At September 30, 2005, management is unsure when they will be able to re-open these facilities; they have also chosen to write down the value of the physical assets associated with these operations by $30,926 to $0 in the fourth quarter.

An analysis of exit costs and amounts relating the exit activities are as follows:

	September 30, 2005	September 30, 2004
Operating Expenses
General & Administrative	$58,200	$-
Impairment	167,926	-

Total Exit Costs Recorded	$226,126	$-

	Beginning Balance 9/30/2004	Period Costs	Payments	Ending Balance 9/30/2005
Accrued Exit Expenses:

Terminated Lease Costs	$-	$58,200	$-	$58,200

Total Accrued Exit Expenses	$-	$58,200	$-	$58,200

Bluestar Health, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In December, 2004 Bluestar signed a two year lease for their office in Jackson, MS at a cost of $2,500 per month. The office was vacated on May 1, 2005, for restructuring and as of September 30, 2005, the company has accrued $58,200 to account for the lease exit obligations.

The Company has leases for both the office space and the clinic spaces. Total rent expense for these leases were approximately $55,000 for the year ended September 30, 2005, and $26,000 for the year ended September 30, 2004.

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

In October 2005, Bluestar issued 143,410 shares of stock to consultants which will be expensed based on the value of the stock on the dated issued.

On November 2, 2005, Bluestar Health announced that they had signed a definitive agreement to acquire Magnolia, Texas based Gold Leaf Homes. However, this transaction has not closed and is currently being renegotiated, potentially as an asset purchase rather than an acquisition.

Gold Leaf Homes is a 9 year old residential home builder that builds homes in the price range from $130,000 to over $1,000,000 in the state of Texas.