Form 10QSB
period 2005-12-31
Bluestar Health, Inc.
filed 2006-02-21
CIK 225926

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 17, 2006, there were 13,750,504 shares of common stock, par value $0.001, issued and outstanding.

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

Bluestar Health, Inc.
Consolidated Balance Sheet
December 31, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$65
Total assets	$65

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long term debt	$81,258
Short term bank line of credit	44,380
Accounts payable	84,966
Accrued expenses	60,988
Advance from related parties	209,442
Total liabilities	481,034

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 40,000,000 shares authorized, 13,750,504 shares issued and outstanding	13,751
Additional paid in capital	1,571,902
Accumulated deficit	(2,066,622)
Total shareholders’ deficit	(480,969)
Total liabilities and shareholders’ deficit	$65

The accompanying notes are an integral part of these consolidated financial statements.

Bluestar Health, Inc.
Consolidated Statements of Operations
For the Three Months Ended
December 31, 2005 and 2004
(Unaudited)

	2005	2004

REVENUES	$-	$189,606

OPERATING EXPENSES:
General and Administrative	19,567	209,853
Non Cash Stock for Services	21,512	423,538
Depreciation	-	2,065
	41,079	635,456

OPERATING LOSS	(41,079)	(445,850)

INTEREST EXPENSE	(3,321)	(386)

NET LOSS	$(44,400)	$(446,236)

NET INCOME PER SHARE:
Basic and diluted	$(0.00)	$(0.03)

IWEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	13,709,975	12,948,477

The accompanying notes are an integral part of these consolidated financial statements.

Bluestar Health, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended
December 31, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,400)	$(446,236)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	21,512	423,538
Depreciation	-	2,065
Changes in current assets and liabilities:
Accounts receivable	-	56,932
Accounts payable and accrued expenses	2,350	(22,460)

Net cash used in (provided by) operating activities	(20,538)	13,839

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	23,778	(16,000)
Payments on debt outstanding	(3,213)	(1,428)
	20,565	(17,428)

NET CHANGE IN CASH	27	3,589

Cash , beginning of period	38	155,989

Cash, end of period	$65	$152,400

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,132	$386
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Bluestar Health, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Bluestar Health, Inc. (“Bluestar”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements in the Form 10-KSB have been omitted.

Stock Options

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income (loss) per share to be disclosed in interim financial statements. For the period ended December 31, 2005 and December 31, 2004, Bluestar’s pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

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

For the three months ended December 31, 2005, Bluestar has issued 143,410 shares of common stock under the 2004 Plan for both staff costs and consulting services at a value of $21,512.

NOTE 3 - GOING CONCERN AND IMPAIRMENT

In May 2005, Bluestar decided to restructure its operations and convert the two existing facilities from physical medicine operations into physical therapy, prevention and wellness operations. Substantially all the assets, liabilities, revenues and expenses reflected in the financial statements relate to these facilities. During this restructuring, a natural disaster hit the region in August 2005 and the needed capital and resources to complete the restructuring were not available. To date, the Company still has the facilities closed down and there are not any revenues being generated. Based on this change in operations, management decided to write off the value of goodwill that had been acquired in the original purchase. This impairment in value of $137,000 was recorded in the quarter ended June 30, 2005. In the period ending September 30, 2005 management chose to write down the value of the physical assets associated with these operations by $30,926 to $0. At December 31, 2005 management is unsure when they will be able to re-open these facilities

Bluestar Health, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

Bluestar does not have any current means of generating revenues. Bluestar is also currently seeking to acquire additional facilities from various third parties. However, there is no assurance that a definitive agreement can be reached or that sufficient financing resources will be available to conclude any acquisitions. These factors raise substantial doubt about the ability of Bluestar to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bluestar has incurred losses of $44,400 for the three months ending December 31, 2005 and $446,236 for the three months ending December 31, 2004. Bluestar’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at December 31, 2005, Bluestar has no current source of revenue. Without realization of additional capital, it would be unlikely for Bluestar to continue as a going concern.

Bluestar has entered into a definitive agreement to acquire substantially all of the assets of Magnolia, Texas based Gold Leaf Homes, Inc. Gold Leaf Homes is a nine year old residential builder. The company believes that this acquisition will provide the best opportunity to drive shareholder value in the near and mid-term.

NOTE 4 - LOAN COVENANTS

Bluestar is in negotiations with the holder of a $70,000 note payable regarding extending the repayment terms of the note since no payments have been made under the loan agreement and the note is in default. The second obligation in default is an installment loan, which totaled $11,258 as of December 31, 2005. Bluestar is in default on this loan. No demands have been made on the second installment as of the date hereof. Interest totaling $2,132 and $386 was paid for the quarters ended December 31, 2005 and 2004 respectively.

NOTE 5 - SUBSEQUENT EVENTS

On February 13, 2006, Bluestar entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among Bluestar Acquisition, Inc., a Texas corporation and a wholly-owned subsidiary of Bluestar (the “Bluestar Subsidiary”), and Gold Leaf Homes, Inc., a Texas corporation (“Gold Leaf”) and Tom Redmon, the sole shareholder of Gold Leaf (“Redmon”), whereby the Bluestar Subsidiary agreed to acquire substantially all of Gold Leaf’s assets in exchange for 37,000,000 shares of Bluestar’s common stock. Bluestar is in the process of increasing its authorized common stock from 40,000,000 shares to 100,000,000 shares in order to issue all the common stock required to be issued under this transaction. Once the increase in common stock occurs and all the stock is issued under this transaction there will be 50,750,504 shares of Bluestar’s common stock outstanding.

On February 13, 2006, in connection with the Purchase Agreement, Bluestar entered into a Transitional Agreement (the “Transitional Agreement”) with Alfred Oglesby, Bluestar’s president and sole director (“Oglesby”), and Gold Leaf whereby we agreed that for the term of the Transitional Agreement (i) Oglesby will receive a bonus of 3% of the revenues of each company or assets acquired by Bluestar, payable quarterly in either (a) cash or (b) Bluestar’s common stock, at Oglesby’s discretion; (ii) Bluestar will not issue shares of Bluestar common stock that will be registered on a Form S-8 for a period of 12 months without Oglesby’s written consent; (iii) Bluestar will not issue preferred stock or effectuate a reverse stock split without Oglesby’s written consent; (iv) Bluestar will increase revenues in 2006 by at least 10% over Gold Leaf’s 2005 numbers; (v) Bluestar will complete at least one acquisition of another company in the same or a related industry to Gold Leaf in 2006; and (vi) Bluestar will remove the restrictive legend on any shares of our stock owned by Oglesby or his assigns as soon as possible in compliance with Federal and state securities laws and upon request by Oglesby.

Bluestar Health, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

On February 13, 2006, in connection with the Purchase Agreement, Bluestar entered into an Escrow Agreement (the “Escrow Agreement”) with Gold Leaf, Oglesby, Redmon, and The Lebrecht Group, APLC (the “Agent”) whereby Bluestar agreed to deliver to the Agent the 37,000,000 shares of Bluestar ‘s common stock, issued in the name of Gold Leaf and accompanied by an irrevocable stock power, to be delivered to Gold Leaf upon the fulfillment of its obligations under the Purchase Agreement and the Transitional Agreement.

On February 13, 2006, in conjunction with the Purchase Agreement, Bluestar entered into a Consulting Agreement (the “Consulting Agreement”) with Oglesby whereby we agreed to pay Oglesby 1,000,000 shares of Bluestar’s common stock that will be registered on a Form S-8 and issued to Oglesby no later than 30 days after the closing of the transactions contemplated by the Purchase Agreement in exchange for Oglesby’s agreement to provide consulting services to the Company’s officers and directors over the 12 month period following the date of the Consulting Agreement. In addition, Bluestar agreed to issue 2,000,000 shares of Bluestar’s common stock that will be registered on a Form S-8 to Oglesby if we list securities on a national securities exchange, including the NASDAQ Small Cap Market, during the term of the Consulting Agreement.

On February 13, 2006, Bluestar terminated that certain Reorganization and Purchase Agreement dated October 15, 2005 (the “Reorganization Agreement”), by and among Bluestar, Oglesby, and Blue Cat Holdings, Inc., a Texas corporation wholly owned by Oglesby (“Blue Cat”), and Gold Leaf and Redmon. Bluestar terminated the Reorganization Agreement because during the course of Bluestar’s due diligence, it became apparent that it was in the best interests of Bluestar’s shareholders to structure the transactions contemplated by the Reorganization Agreement differently.

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

Overview

We are in the business of owning and operating licensed outpatient physical therapy clinics. On November 5, 2003, we entered into an asset purchase agreement for all of the assets used to operate a physical therapy and rehabilitation clinic in Florida. However, on August 24, 2004, as a result of a series of material breaches of the acquisition agreement by the seller, we rescinded the acquisition in its entirety. Since that transaction was rescinded in its entirety, for the below comparisons to the three months ended December 31, 2004, we have backed out all amounts that were attributable to the clinic we purchased from Healthquest, Inc.

Due to rescinding the acquisition of the clinic from Healthquest, our operations, prior to May 2005, consisted entirely of two different physical therapy clinics which we acquired on June 16, 2004. The clinics were located in Jackson, Mississippi and Canton, Mississippi. These two clinics provided post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries, on an outpatient basis through the use of physical medicine, which required a licensed medical doctor to be present during all phases of a patient’s treatment. In May 2005, we closed the two clinics in order to restructure the clinics. Our plan for the restructuring was to shift the clinics away from providing physical therapy through the use of physical medicine to clinics that provided physical therapy and treated orthopedic-related disorders and sports-related injuries, but through physical therapy utilizing physical therapists rather than physical medicine. At the time we closed the clinics for restructuring we planned to re-open both in the fall of 2005 or early 2006. However, in August 2005, Hurricane Katrina devastated much of the area around our two clinics. Neither of the clinics suffered structural damage but the storm depleted the area of potential employees, patients, and other resources necessary to successfully operate the clinics. As of December 31, 2005, there was no timeframe to re-open the clinics and we were looking at businesses in other industries for a potential acquisition or merger. Due to closing the clinics in May 2005, we did not have any revenues during the three months ended December 31, 2005.

On February 13, 2006, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among us and our wholly-owned subsidiary Bluestar Acquisition, Inc., a Texas corporation, on the one hand, and Gold Leaf Homes, Inc., a Texas corporation (“Gold Leaf”), and Tom Redmon, the sole shareholder of Gold Leaf, on the other hand, whereby our subsidiary, Bluestar Acquisition, Inc., agreed to acquire substantially all of Gold Leaf’s assets in exchange for the issuance of 37,000,000 shares of our common stock. This transaction resulted from the renegotiation of the Reorganization and Purchase Agreement dated October 17, 2005 (the “Reorganization Agreement”), by and among most of the same parties, which was originally reported on a Form 8-K on October 21, 2005. We entered into the Purchase Agreement and terminated the Reorganization Agreement because during the course of our due diligence, it became apparent that it was in the best interests of our shareholders to structure the transaction as an asset purchase rather than an acquisition.

Since the Purchase Agreement, whereby our subsidiary, Bluestar Acquisition, Inc., agreed to acquire substantially all of Gold Leaf’s assets, was just signed on February 13, 2006, the impact it will have on our financial condition is unknown at this time.

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

Results of Operations

Introduction

As a result of our acquisition of the two outpatient and physical therapy clinics and our subsequent closing of those clinics for restructuring, our financial information for the three months ended December 31, 2005 differs significantly from our financial information for the same period one year earlier. For example, we had no revenues for the quarter ended December 31, 2005, compared to $189,606 for the period ended December 31, 2004. Due to our closing of the clinics we did not have any operations after May 2005, and do not anticipate having any revenues until either we re-open the clinics, acquire additional clinics, or acquire a business in a different industry. As noted above, the impact of the recent purchase of substantially all of the assets of Gold Leaf Homes, Inc., is unknown at this time and is not factored into the forward looking statements in this Quarterly Report unless expressly stated.

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended December 31, 2005, as compared to the quarter ended December 31, 2004, are as follows:

	Quarter ended December 31, 2005	Quarter ended December 31, 2004

Revenues	$-	$189,606
General and administrative	19,567	209,853
Non cash stock for services	21,512	423,538
Depreciation	-	2,065
Interest expense	(3,321)	(386)
Net loss	(44,400)	(446,236)

Revenues

Our revenues were significantly lower this year ($0 for the quarter ended December, 2005) when compared to last year ($189,606 for the quarter ended December 31, 2004) due to the fact we closed the two clinics in May, 2005 for restructuring and did not have any revenue from other sources, compared to the same period one year earlier when we were operating the two clinics. While our clinics are closed for restructuring, or until we acquire an operating business or assets, we will likely not have any revenues from our operations. If we re-open the clinics with a new business focus, or acquire additional clinics or a business in another industry, the previous quarter when we had revenues may not be indicative of our revenues when the clinics re-open or when if we acquire another business or its assets.

General and Administrative Expenses

Our general and administrative expenses were $19,567 for the quarter ended December 31, 2005, compared to $209,853 for the same period one year ago. The significant decrease in general and administrative expenses this year compared to last year is due to the fact we did not operate the clinics during the three months ended December 31, 2005. Until we re-open the clinics or acquire another business or its assets, we believe this quarter’s general and administrative expenses are fairly indicative of what our general and administrative expenses will be for future quarters.

Non Cash Stock Issued for Services

For the quarter ended December 31, 2005, we issued stock valued at $21,512 for services, compared to $423,538 for the quarter ended December 31, 2004. These stock issuances were primarily made to consultants and to our employees. Although we do not anticipate having substantial amounts owed to consultants and our employees until we re-open the clinics or acquire another business or its assets, if we do we will likely have to issue stock for those services since we do not have any revenues.

Interest Expense

Our interest expense of ($3,321) for the quarter ended December 31, 2005 is related to three debt instruments. The first debt instrument is a $70,000 principal amount note that is from our original acquisition of Bluestar Physical Therapy, Inc. Our principal shareholder, Mr. Alfred Oglesby, has personally guaranteed the note and pledged 3,000,000 shares of his Bluestar common stock as collateral. Under new revised terms for this note, the new monthly payments are $1,557.11 per month for the next 60 months, beginning in October, 2004 and continuing through September 1, 2009. We are in negotiations with the holder of this note payable regarding extending the repayment terms of the note since no payments have been made under the revised plan. The second debt instrument is a bank line of credit of our subsidiary, PT Centers, Inc., which is guaranteed by a related party, Oglesby & Londergan Financial Services, and totaled $44,380 as of December 31, 2005. The third obligation is a vehicle loan, which totaled $11,258 as of December 31, 2005. We are in default on this loan. No demands have been made as of the date hereof.

Net Loss

Our net loss for the three months ended December 31, 2005 was ($44,400), compared to ($446,236) for the three months ended December 31, 2004. This significant decrease in our net loss from year to year is attributable to the costs involved in operating the two clinics, including the issuance of stock for services. One year ago we were operating both clinics for a full quarter so our operating expenses were related to those operations. However, for the quarter ended December 31, 2005, the clinics were closed for restructuring and our operating expenses were related to maintaining our status as a public company and the issuances of stock for services and were significantly less than the same period one year ago. We anticipate our net loss of ($44,400) for the three months ended December 31, 2005 will be fairly indicative of our net loss for future three-month periods while the clinics are closed and if we have not acquired another business or assets.

Liquidity and Capital Resources

Introduction

We have not operated profitably, and do not anticipate doing so in the near future. We are seeking to raise capital through a variety of sources to fund operations until such time as we might operate on a positive cash flow basis. To date, we have relied primarily on funds from our majority stockholder. The recent acquisition by our subsidiary, Bluestar Acquisition, Inc., of substantially all of the assets of Gold Leaf Homes, Inc., will have an unknown impact on our future financial condition.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2005 and September 30, 2005 are as follows:

	December 31, 2005	September 30, 2005	Change

Cash	$65	$38	$27
Total current assets	65	38	27
Total assets	65	38	27
Total current liabilities	481,034	398,014	83,020
Total liabilities	481,034	458,120	22,914

Cash Requirements

Currently, our cash requirements consist primarily of general and administrative expenses maintaining our status as a public company, and certain debt payments that come due.

Sources and Uses of Cash

Operations

We did not generate revenues this quarter due to the closing of the two physical therapy clinics. We do not anticipate re-opening the clinics in the near future, if ever. Our recent acquisition of substantially all of the assets of Gold Leaf Homes, Inc., will have an unknown impact on our future financial condition, but we hope it will have a positive impact.

Financing

Prior to beginning to operate the two clinics we funded expenses primarily through advances from our majority shareholder. Since we closed the clinics for restructuring they have not generated any revenue and we planned on continuing to fund expenses from advances from our majority shareholder. Our recent of substantially all of the assets of Gold Leaf Homes, Inc., will have an unknown impact on our need to fund expenses through advances from Mr. Oglesby. As of December 31, 2005, our majority stockholder has advanced us a total of $173,685, and other related parties, Oglesby & Londergan Financial Services, have advanced us a total of $35,757. These advances are non-interest bearing, due on demand with the understanding they will be repaid as cash becomes available.

Debt Instruments, Guarantees, and Related Covenants

We have three primary debt obligations. The first obligation is a $70,000 principal amount note that is from our original acquisition of Bluestar Physical Therapy, Inc. Our principal shareholder, Mr. Alfred Oglesby, has personally guaranteed the note and pledged 3,000,000 shares of his Bluestar common stock as collateral. Under new revised terms for this note, the new monthly payments are $1,557 per month for the next 60 months, beginning in October, 2004 and continuing through September 1, 2009. We are in negotiations with the holder of this note payable regarding extending the repayment terms of the note since no payments have been made under the revised plan. The second obligation is a bank line of credit of our subsidiary, PT Centers, Inc., which is guaranteed by a related party, Oglesby & Londergan Financial Services, and totals $44,380. The third obligation is a vehicle loan and we are in default on this loan, which totaled $11,258 as of December 31, 2005. No demands have been made as of the date hereof.

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

On February 13, 2006, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among us and Bluestar Acquisition, Inc., a Texas corporation and a wholly-owned subsidiary of Bluestar (the “Bluestar Subsidiary”), and Gold Leaf Homes, Inc., a Texas corporation (“Gold Leaf”) and Tom Redmon, the sole shareholder of Gold Leaf (“Redmon”), whereby the Bluestar Subsidiary agreed to acquire substantially all of Gold Leaf’s assets in exchange for 37,000,000 shares of our common stock.

On February 13, 2006, in connection with the Purchase Agreement, we entered into a Transitional Agreement (the “Transitional Agreement”) with Alfred Oglesby, our president and sole director (“Oglesby”), and Gold Leaf whereby we agreed that for the term of the Transitional Agreement (i) Oglesby will receive a bonus of 3% of the revenues of each company or assets acquired by Bluestar, payable quarterly in either (a) cash or (b) Bluestar’s common stock, at Oglesby’s discretion; (ii) we will not issue shares of our common stock that will be registered on a Form S-8 for a period of 12 months without Oglesby’s written consent; (iii) we will not issue preferred stock or effectuate a reverse stock split without Oglesby’s written consent; (iv) we will increase revenues in 2006 by at least 10% over Gold Leaf’s 2005 numbers; (v) we will complete at least one acquisition of another company in the same or a related industry to Gold Leaf in 2006; and (vi) we will remove the restrictive legend on any shares of our stock owned by Oglesby or his assigns as soon as possible in compliance with Federal and state securities laws and upon request by Oglesby.

On February 13, 2006, in connection with the Purchase Agreement, we entered into an Escrow Agreement (the “Escrow Agreement”) with Gold Leaf, Oglesby, Redmon, and The Lebrecht Group, APLC (the “Agent”) whereby we agreed to deliver to the Agent the 37,000,000 shares of our common stock, issued in the name of Gold Leaf and accompanied by an irrevocable stock power, to be delivered to Gold Leaf upon the fulfillment of its obligations under the Purchase Agreement and the Transitional Agreement.

On February 13, 2006, in conjunction with the Purchase Agreement, we entered into a Consulting Agreement (the “Consulting Agreement”) with Oglesby whereby we agreed to pay Oglesby 1,000,000 shares of our common stock that will be registered on a Form S-8 and issued to Oglesby no later than 30 days after the closing of the transactions contemplated by the Purchase Agreement in exchange for Oglesby’s agreement to provide consulting services to the Company’s officers and directors over the 12 month period following the date of the Consulting Agreement. In addition, we agreed to issue 2,000,000 shares of our common stock that will be registered on a Form S-8 to Oglesby if we list securities on a national securities exchange, including the NASDAQ Small Cap Market, during the term of the Consulting Agreement.

On February 13, 2006, we terminated that certain Reorganization and Purchase Agreement dated October 15, 2005 (the “Reorganization Agreement”), by and among Bluestar, Oglesby, and Blue Cat Holdings, Inc., a Texas corporation wholly owned by Oglesby (“Blue Cat”), and Gold Leaf and Redmon, wherein (i) we agreed to acquire all of the issued and outstanding common stock of Gold Leaf from Redmon in exchange for 37,000,000 shares of our common stock, (ii) we agreed to sell substantially all of our assets to Blue Cat, on or about November 30, 2005, as consideration for amounts owed to Oglesby and in exchange for (a) Blue Cat’s assumption of Bluestar’s liabilities and (b) Blue Cat’s indemnification of Bluestar for present and future liabilities related to said purchased assets, (iii) Redmon agreed to purchase 250,000 shares of Bluestar restricted common stock from Oglesby for $300,000, (iv) we agreed to issue a promissory note to Oglesby in the amount of $130,000 as consideration for amounts owed to Oglesby, and (v) we agreed to file an amendment to our Articles of Incorporation to increase our authorized common stock from 40,000,000 shares to 100,000,000 shares and change our name to a name chosen by Gold Leaf. We terminated the Reorganization Agreement because during the course of our due diligence, it became apparent that it was in the best interests of our shareholders to structure the transactions contemplated by the Reorganization Agreement differently.

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

On October 21, 2005, we filed an Item 1.01 Current Report on Form 8-K regarding our entry into a Reorganization and Purchase Agreement for the acquisition of Gold Leaf Homes, Inc., a Texas corporation, which was to close on or about November 20, 2005. However, as noted above, on February 17, 2006, we filed a Current Report on Form 8-K disclosing that the Reorganization and Purchase Agreement had been terminated in favor of an Asset Purchase Agreement among the same parties.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2006	Bluestar Health, Inc.

/s/ Alfred Oglesby
	By:	Alfred Oglesby, President and Chief Financial Officer