Form 10QSB
period 2006-03-31
Bluestar Health, Inc.
filed 2007-09-05
CIK 225926

================================================================================

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to                .
                                      ---------------    ---------------

                        Commission file number: 000-08835

                              Bluestar Health, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                            84-0736215
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       19901 Southwest Freeway, Suite 206
                                 Sugar Land, TX                     77479
                     --------------------------------------        --------
                    (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code (281) 207-5485

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No|_|.

                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2007, there were 14,000,504 shares of common stock, par value $0.001 outstanding.

                  Transitional Small Business Disclosure Format
                                  (check one):

                                 Yes |_| No |X|


--------------------------------------------------------------------------------

================================================================================

                              Bluestar Health, Inc.


                                TABLE OF CONTENTS
                                -----------------

                                     PART I

ITEM 1     Financial Statements                                               3
           --------------------
ITEM 2     Managements Discussion and Analysis                               11
           -----------------------------------
ITEM 3     Controls and Procedures                                           17
           -----------------------

                                     PART II

ITEM 1     Legal Proceedings                                                 17
           -----------------
ITEM 3     Defaults Upon Senior Securities                                   18
           -------------------------------
ITEM 5     Other Information                                                 18
           -----------------
ITEM 6     Exhibits and Reports on Form 8-K                                  18
           --------------------------------



                            PART I - FINANCIAL INFORMATION

ITEM 1            Financial Statements

                                 Bluestar Health, Inc.
                              Consolidated Balance Sheets


                                                            March 31,    September 30,
                                                              2006           2005
                                                           -----------    -----------
                                                           (unaudited)
                             Assets

Cash                                                       $        65    $        38
                                                           -----------    -----------
                      Total current assets                          65             38
                                                           -----------    -----------


                          Total Assets                     $        65    $        38
                                                           -----------    -----------

               Liabilities and Shareholders' Deficit


Accounts payable                                           $    91,737    $    84,966
Accrued expenses                                                 1,172         58,639
Short term debt                                                100,000         47,593
Current maturities of long term debt                              --           21,152
Advances from related party                                    214,442        185,664
                                                           -----------    -----------

                    Total current liabilities                  407,351        398,014

Long term debt, net of current maturities                         --           60,106
                                                           -----------    -----------

                        Total liabilities                      407,351        458,120
                                                           -----------    -----------
                      Shareholders' Deficit

Common stock, $.001 par value, 40,000,000 shares
authorized, 15,387,064 shares issued, 14,000,504
and 13,607,094 outstanding, respectively                        14,001         13,607
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued and outstanding                      --             --
Additional paid in capital                                   1,939,557      1,550,533
Accumulated deficit                                         (2,360,844)    (2,022,222)
                                                           -----------    -----------

                   Total shareholders' deficit                (407,286)      (458,082)
                                                           -----------    -----------


           Total Liabilities and Shareholders' Deficit     $        65    $        38
                                                           -----------    -----------



                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                                           3




                                        Bluestar Health, Inc.
                                Consolidated Statements of Operations
                                 For the Three and Six Months Ended
                                       March 31, 2006 and 2005
                                             (Unaudited)


                                        Three months ended March 31,     Six months ended March 31,
                                        ----------------------------    ----------------------------
                     Revenues               2006            2005            2006            2005
                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues                                $       --      $    142,580    $       --      $    341,234

                                        ------------    ------------    ------------    ------------
                  Total revenues                --           142,580            --           341,234
                                        ------------    ------------    ------------    ------------

                Operating expenses:

General and administrative                   125,719         256,778         166,798         893,818
Bad debt expense                             100,000            --           100,000
Depreciation                                    --             2,064            --             4,129

                                        ------------    ------------    ------------    ------------
             Total operating expenses        225,719         258,842         266,798         897,947
                                        ------------    ------------    ------------    ------------

                  Operating loss            (225,719)       (116,262)       (266,798)       (556,713)

Interest expense                             (68,503)         (2,880)        (71,824)         (5,358)

                                        ------------    ------------    ------------    ------------
                     Net loss           $   (294,222)   $   (119,142)   $   (338,622)   $   (562,071)
                                        ============    ============    ============    ============

Net loss per share:
  Basic & Diluted                       $      (0.02)   $      (0.01)   $      (0.02)   $      (0.04)
                                        ============    ============    ============    ============
Weighted average shares outstanding:
  Basic & Diluted                         13,881,060      13,105,931      13,794,577      13,026,339
                                        ============    ============    ============    ============


                           The accompanying notes are an integral part of
                              these consolidated financial statements.

                                                 4



                                      Bluestar Health, Inc.
                              Consolidated Statements of Cash Flows
                                    For the Six Months Ended
                                     March 31, 2006 and 2005
                                           (Unaudited)


                                                                             Six Months Ended
                                                                          ----------------------
                                                                          March 31,    March 31,
                                                                            2006         2005
                                                                          ---------    ---------
                     Cash flows from operating activities:-
Net loss                                                                  $(338,622)   $(562,071)
Adjustments to reconcile net loss to cash used in operating activities:
  Stock issued for services                                                 115,631      445,612
  Depreciation                                                                 --          4,129
  Bad debt expense                                                          100,000         --
  Non cash interest expense                                                  67,331         --
Changes in assets and liabilities from operating activity:
   Accounts receivable                                                         --         55,933
   Accounts payable                                                          29,389      (26,279)
   Accrued expenses                                                             733         --
                                                                          ---------    ---------
Net cash provided (used) by operating ativities                             (25,538)     (82,676)
                                                                          ---------    ---------

                      Cash flows from investing activities:
Loan receivable                                                            (100,000)        --
                                                                          ---------    ---------
Net cash provided by (used) by investing activities                        (100,000)        --
                                                                          ---------    ---------

                      Cash flows from financing activities:
Proceeds from related parties                                                28,778      (29,386)
Proceeds from sale of stock                                                    --         23,300
Proceeds from short term debt                                               100,000       49,157
Net borrowings (payments) on debt                                            (3,213)       1,205

                                                                          ---------    ---------
Net cash provided by financing activities                                   125,565       44,276
                                                                          ---------    ---------
                               Net change in cash                                27      (38,400)
Cash, beginning of year                                                          38      155,989
                                                                          ---------    ---------
Cash, end of year                                                         $      65    $ 117,589
                                                                          =========    =========

                       Supplemental cash flow information:

Interest                                                                  $   4,493    $   1,296
                                                                          ---------    ---------
Taxes                                                                     $    --      $    --
                                                                          ---------    ---------
                               Non-cash activity:
Paid in capital in liquidation of debts                                   $ 206,456    $    --
                                                                          ---------    ---------


                         The accompanying notes are an integral part of
                            these consolidated financial statements.

                                                5

                              Bluestar Health, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes of Bluestar Health, Inc. ("Bluestar", the "Company", or "we") have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and certain non-recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ASSET PURCHASE AGREEMENT

On February 13, 2006, Bluestar entered into an Asset Purchase Agreement (the "Purchase Agreement") with Bluestar Acquisition, Inc., a Texas corporation and a wholly-owned subsidiary of Bluestar (the "Bluestar Subsidiary"), Gold Leaf Homes, Inc., a Texas corporation ("Gold Leaf") and Tom Redmon, the sole shareholder of Gold Leaf ("Redmon"), whereby Bluestar would acquire substantially all of Gold Leaf's assets in exchange for 37,000,000 shares of Bluestar's common stock. Bluestar agreed to increase its authorized common stock from 40,000,000 shares to 100,000,000 shares in order to issue all the common stock required to be issued under this transaction.

On February 13, 2006, in connection with the Purchase Agreement, Bluestar entered into a transitional agreement (the "Transitional Agreement") with Alfred Oglesby, Bluestar's president and sole director ("Oglesby"), and Gold Leaf whereby we agreed that for the term of the Transitional Agreement (i) Oglesby will receive a bonus of 3% of the revenues of each company or assets acquired by Bluestar, payable quarterly in either (a) cash or (b) Bluestar's common stock, at Oglesby's discretion; (ii) Bluestar will not issue shares of Bluestar common stock that will be registered on a Form S-8 for a period of 12 months without Oglesby's written consent; (iii) Bluestar will not issue preferred stock or effectuate a reverse stock split without Oglesby's written consent; (iv) Bluestar will increase revenues in 2006 by at least 10% over Gold Leaf's 2005 numbers; (v) Bluestar will complete at least one acquisition of another company in the same or a related industry to Gold Leaf in 2006; and (vi) Bluestar will remove the restrictive legend on any shares of our stock owned by Oglesby or his assigns as soon as possible in compliance with Federal and state securities laws and upon request by Oglesby.

On February 13, 2006, in connection with the Purchase Agreement, Bluestar entered into an Escrow Agreement (the "Escrow Agreement") with Gold Leaf, Oglesby, Redmon, and The Lebrecht Group, APLC (the "Agent") whereby Bluestar agreed to deliver to the Agent the 37,000,000 shares of Bluestar `s common stock, issued in the name of Gold Leaf and accompanied by an irrevocable stock power, to be delivered to Gold Leaf upon the fulfillment of its obligations under the Purchase Agreement and the Transitional Agreement. Bluestar entered into a Consulting Agreement (the "Consulting Agreement") with Oglesby whereby we agreed to pay Oglesby 1,000,000 shares of Bluestar's common stock. In addition, Bluestar agreed to issue 2,000,000 shares of Bluestar's common stock to Oglesby if we list securities on a national securities exchange, including the NASDAQ Small Cap Market, during the term of the Consulting Agreement.

The Purchase Agreement and its related transaction documents replaced an earlier agreement dated October 15, 2005. This earlier agreement, captioned a Reorganization and Purchase Agreement ("Reorganization Agreement"), was between the Company, Oglesby, Gold Leaf and Redmon. The terms of the Purchase Agreement were never met by Gold Leaf Homes and the transaction was terminated. Accordingly, the contemplated merger never occurred, and no operations of Gold Leaf are included in these financial statements. (See "Subsequent Events")

NOTE 3 - COMMON STOCK

In September 2004, Bluestar adopted a Non Qualified Stock Grant and Option plan (the "2004 Plan") for employees, officers, directors and consultants which authorized the issuance of 1,200,000 shares of common stock. The 2004 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2004 Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable.

For the six months ended March 31, 2006, Bluestar issued 393,410 shares of common stock under the 2004 Plan for both staff costs and consulting services at a value of $61,513, of which 250,000 shares (at a value of $40,000) were issued in the three months ended March 31, 2006. All of the 1,200,000 shares originally authorized for issuance under the 2004 have been issued and the 2004 Plan is no longer being utilized.

Effective during the three months ended March 31, 2006 Bluestar agreed to issue 1,000,000 shares to Alfred Oglesby as part of an agreement for Mr. Oglesby to assume certain financial obligations of Bluestar and for indemnifying the Company from all liabilities associated with the Company's discontinued physical therapy business. The assumption of financial obligations resulted in the elimination of $206,456 of liabilities that had been on Bluestar's Balance Sheet at December 31, 2005. During the period Bluestar also settled a previous commitment for consulting services performed by third parties with the issuance of 386,560 shares of common stock with a value of $54,118. The 1,386,560 shares of common related to these two transactions are pending issuance and have been recorded as an increase to paid-in capital of $260,574. (See "NOTE 6 - SUBSEQUENT EVENTS")

Shares required to complete the Asset Purchase Agreement with Gold Leaf Homes, Inc. will require an increase in authorized common stock from 40,000,000 shares to 100,000,000 shares in order to issue all the common stock required to be issued under this transaction. Once the increase in common stock occurs and all the stock is issued under this transaction there will be 50,750,504 shares of Bluestar's common stock outstanding. This transaction was subsequently rescinded. (see "NOTE 6 - SUBSEQUENT EVENTS")

On March 17, 2006, as consideration for a $100,000 loan from Brass Bulls Corp., Bluestar granted Brass Bulls a warrant to purchase up to 1,000,000 shares of Bluestar common stock at an exercise price of $0.50 per share of common stock. The warrants may be exercised any time over the three (3) years following the issuance of the warrant. The warrants had a relative fair value of $67,331 under the Black Scholes pricing formula. That entire amount was recorded in interest expense and additional paid in capital in the quarter ending March 31, 2006.



NOTE 4 - GOING CONCERN AND IMPAIRMENT

In May 2005, Bluestar decided to restructure its operations and convert the two existing facilities from physical medicine operations into physical therapy, prevention and wellness operations. Substantially all the assets, liabilities, revenues and expenses reflected in the financial statements relate to these facilities. During this restructuring, hurricane Katrina hit the region in August 2005 and the needed capital and resources to complete the restructuring were not available. On February 13, 2006 the Company elected to permanently close down its physical therapy, prevention and wellness operations which constituted all of the Company's operations. Management had previously written off the value of goodwill that had been acquired in the original purchase. This
$137,000 impairment was recorded in the quarter ended June 30, 2005. In the period ending September 30, 2005 management chose to write down the value of the physical assets associated with these operations by $30,926, to $0.

On February 13, 2006, Bluestar entered into the Purchase Agreement (see Note 2) and shifted the Company's focus to home building.

During the quarter ended March 31, 2006, the Company advanced Gold Leaf Homes a collective $100,000 in the form of bill payments and cash advances. Management determined this advance was not collectible and provided an allowance of $100,000 against this advance.

Bluestar does not have any current business operations or other means of generating revenues. Pursuant to the terms of the Purchase Agreement, the Company's sole director and officer was replaced by the sole shareholder of Gold
Leaf, Tom Redmon. Mr. Redmon does not have public company experience and the company will be required to raise funds to execute the new business plan (See
"Subsequent Events"). These factors raise doubt about the ability of Bluestar to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - DEBT

Debt consisted of the following obligations at March 31, 2006:

                                                                                                      Accrued
                                                              Status as           Principal at       Interest at
                                                              of March              March 31,         March 31,
                                                              31, 2006               2006               2006

Term loan, principle and interest at 10% per annum due
April 16, 2006                                                 Current              $100,000            $384

Non-interest bearing demand loan owed to Alfred Oglesby
for advances to fund operating expenses.                       Current              $214,442               0


Total Debt Obligations and Accrued Interest                                         $314,442            $384

                                                        8

NOTE 6 - SUBSEQUENT EVENTS

On July 1, 2006, Bluestar agreed to a consulting agreement with ALO Investments, LLC for the services of Richard Greenwood to assist Tom Redmon and Bluestar to bring the company current with its SEC filings and develop policies and procedures for the emerging publicly held home building business. The contract called for a monthly fee of $15,000 plus expense reimbursement. The Company has made no payments to Mr. Greenwood under this agreement. This agreement has been superseded (see below).

On November 3, 2006 Bluestar entered into an Interim Agreement with Gold Leaf Homes, Inc., a Texas corporation ("Gold Leaf"), and Tom Redmon ("Redmon"), the sole shareholder of Gold Leaf, and Alfred Oglesby, an individual ("Oglesby"), which acknowledged that the acquisition of substantially all of the assets of Gold Leaf pursuant to the parties February 3, 2006 Asset Purchase Agreement and associated agreements ("Asset Purchase") had not been consummated and agreed to the rescission of the transaction. The parties determined that it was impracticable to consummate the acquisition of Gold Leaf assets due to the unavailability of audited financial statements of Gold Leaf, a requirement under the Asset Purchase Agreement.

Bluestar, Gold Leaf, Oglesby and Redmon agreed to rescind the February 13, 2006 Asset Purchase and return the parties as closely as possible to the positions they were in prior to entering into the Asset Purchase transaction documents. The parties have effected the material elements of the rescission of the Asset Purchase by this Interim Agreement. Mr. Redmon has appointed Mr. Richard M. Greenwood his successor as sole director and officer of Bluestar and resigned from all of his positions as a director and officer with Bluestar. No Gold Leaf assets were effectively transferred to Bluestar and no Bluestar shares issued to Redmon. All of the past and current operations of Gold Leaf have been transacted through Gold Leaf Homes, Inc., a Texas corporation rather than through Bluestar. The parties continue to work towards the resolution of all remaining issues and anticipate executing definitive agreements to complete this process prior to the Company's transaction with Zeon Fuel, Inc.

On or about January 25, 2007 management was informed that on November 11, 2006 BlueStar Health, Inc. and BlueStar Acquisition, Inc., a shell subsidiary of BlueStar Health, Inc (inactive) were added as co-defendants in a lawsuit originally filed April 24, 2004 which included as original defendants Gold Leaf Homes and Thomas Redmon. The suit is Cause No. 2004-19989; Home Loan Corporation vs. Alvin Mark Eiland, et al filed in the 333rd Judicial District Court of Harris County, Texas. The lawsuit alleges statutory fraud, breach of contract, breach of fiduciary duty and negligence in the sale and financing of two homes by Gold Leaf before its attempted acquisition by Bluestar. The Company has filed a general denial with the 333rd Judicial District Court of Harris County, Texas. The lawsuit was filed prior to BlueStar Health, Inc. entering into an agreement with Gold Leaf Homes, Inc. and its principal owner Thomas Redmon; however, the company was not advised by Gold Leaf Homes or Mr. Redmon of the lawsuit. Management believes there is low probability of any adverse impact on the Company or its subsidiary BlueStar Acquisitions, Inc.

On February 27, 2007 the Company entered into a Stock Purchase and Recapitalization Agreement ("Zeon Purchase Agreement") with Zeon Fuel, Inc., a Texas corporation, ("Zeon") pursuant to which Bluestar would acquire all of the outstanding stock of Zeon in exchange for the issuance of 1,000,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Convertible Preferred Stock ("Convertible Stock"). The Bluestar Convertible Stock would be convertible into common stock of Bluestar equivalent to approximately eighty Percent (80%) of the total issued and outstanding common stock of Bluestar on a fully diluted basis, subject to certain equitable adjustments. In addition, the Purchase Agreement would result in the appointment of four additional directors to the board of directors of Bluestar and the appointment of two additional executive officers.

Pursuant to the terms of the Zeon Purchase Agreement, which is subject to approval of Bluestar's shareholders and certain other conditions, the Articles of Incorporation of Bluestar would be amended and restated to, among other items, change the company's name to Zeon Global Energy, Inc., and increase the total authorized capital of Bluestar from 50,000,000 to 220,000,000 shares. The change in authorized capital would consist of an increase of common shares from 40,000,000 to 200,000,000 shares and an increase of preferred shares from 10,000,000 to 20,000,000.

On March 1, 2007 the Company issued two promissory notes to Alfred Oglesby, one for $238,432 in payment for cash advances (this amount includes the $214,442 reported on the March 31, 2006 Balance Sheet shown above) and Company expenses paid by Mr. Oglesby through April 30, 2006, and one for $300,000 as compensation. The promissory notes bear interest at the rate of 10% commencing March 1, 2007. The $238,432 note is payable in equal twenty equal quarterly payments of $16,442 commencing December 1, 2007. The $300,000 note is a demand note under which Mr. Oglesby may not make demand for more than $40,000 prior to April 1, 2007, and may make demand for the remaining balance no earlier than 60 days after the closing of the Company's purchase of Zeon, or October 31, 2007, whichever occurs first. Both promissory notes are secured by the grant of a security interest in all of the assets of the Company.

On May 21, 2007 Zeon Fuel, Inc., pursuant to the terms of the parties February 27, 2007 Stock Purchase and Recapitalization Agreement, advanced $91,277 to Bluestar to pay certain accounts payable due ($51,277) and make an initial payment ($40,000) to Alfred Oglesby under the terms of the $300,000 demand note.

On June 30, 2007 the Company entered into a Consulting Agreement with Richard M. Greenwood to replace the previous consulting agreement effective July 1, 2006. The new agreement provides for payment to Mr. Greenwood of $15,000 per month retroactive to July 1, 2006, the same commencement date and compensation rate as the earlier agreement under which no payments were made. The agreement also provides for a success fee of 1,000,000 shares of the common stock of Bluestar to be paid upon the successful completion of a merger or other business combination of the Company with an operating company. The consulting fee to Mr. Greenwood is payable entirely in common stock and the expense reimbursement may be in either cash or common stock based upon the share price during the period earned.

On June 30, 2007 Bluestar agreed to an Amended and Restated Consulting and Indemnity Agreement with Alfred Oglesby to replace the original Consulting Agreement dated February 13, 2006 and Indemnity Agreement dated October 15, 2005. The restated agreement provides for Oglesby to provide consulting services in a variety of areas and provide office space, telephone, internet and other general office services to the Company from March 1, 2006 through the closing of the Zeon transaction. In addition, effective as of March 31, 2006, the scope of Mr. Oglesby's obligation to assume Bluestar financial obligations and indemnify the Company from all liabilities related to the Company's former physical therapy operations was expanded to include a $70,000 Bluestar debt. Compensation to Mr. Oglesby is a fee of 1,000,000 shares of Bluestar common stock (See "NOTE 2 - COMMON STOCK") plus $11,000 per month payable in cash or Bluestar common stock commencing March 1, 2006 and terminating at the end of the month in which the Zeon transaction closes.

On June 30, 2007 Bluestar also entered into a consulting agreement with ALO Investments, Inc., a Texas limited liability company ("ALO") owned by Alfred Oglesby and Richard Greenwood. This agreement provides for a fee of $15,000 per month for providing consulting services related to a variety of potential equity and debt related capital transactions. The Company will pay ALO a transaction fee equal to 10% of the net proceeds of any sales of equity, 6-8% of the net proceeds of any term loans and 2-5% of the maximum availability under any line of credit. The Company will receive credit against transaction fees for all monthly consulting fees paid to ALO from the commencement of the agreement. The fees to ALO shall be paid monthly in cash or accrued unless ALO elects to receive payment in the form of Bluestar common stock at a discount of 25% from the market price. The agreement is for a term of one year following the closing of the Zeon transaction and may be terminated by the Company if within six months of the Zeon closing ALO does not arrange for and close transactions which bring a specified amount of additional capital to the Company on terms acceptable to the Company.

ALO will also receive prior to closing the Bluestar transaction with Zeon 2,450,000 shares of Zeon Fuel Inc. common stock from Zeon on a pre-merger basis which will be convertible into shares on Bluestar common on the same terms as other Zeon shareholders.

BlueStar Acquisition is a shell entity originally formed to accommodate the Gold Leaf Home merger. Ultimately, that transaction was rescinded. On June 30, 2007 Bluestar agreed to sell its ownership in BlueStar Acquisition for consideration of $1.00 to Alfred Oglesby.

ITEM 2            Managements Discussion and Analysis

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this quarterly report.

Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to establish or acquire an operating business, the ability to raise cash or otherwise satisfy not only existing and delinquent obligations but future costs, general economic downturns, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

Overview

Bluestar Health was in the business of owning and operating licensed outpatient physical therapy clinics. On November 5, 2003, we entered into an asset purchase agreement for all of the assets used to operate a physical therapy and rehabilitation clinic in Florida. However, on August 24, 2004, as a result of a series of material breaches of the acquisition agreement by the seller, we rescinded the acquisition in its entirety. Since that transaction was rescinded in its entirety, for the below comparisons to the three months ended December 31, 2004, we have eliminated all amounts that were attributable to the clinic purchased from Healthquest, Inc.

Due to rescinding the acquisition of the clinic from Healthquest, our operations, prior to May 2005, consisted entirely of two physical therapy clinics which we acquired on June 16, 2004. The clinics were located in Jackson, Mississippi and Canton, Mississippi. These two clinics provided post-operative outpatient care and treatment for a variety of orthopedic related disorders and sports-related injuries. In May 2005, we closed the two clinics in order to restructure operations and planned to re-open both in the fall of 2005 or early 2006. However, due to the economic consequences of Hurricane Katrina in February 2006 the Company elected to permanently close both clinics. Due to closing the clinics in May 2005, we did not have any revenues during the three months ended March 31, 2006.

On February 13, 2006, we entered into an Asset Purchase Agreement (the "Purchase Agreement") to acquire substantially all of the assets of Gold Leaf Homes, Inc. ("Gold Leaf") in exchange for the issuance of 37,000,000 shares of our common stock. This transaction resulted from the renegotiation of the earlier Reorganization and Purchase Agreement dated October 17, 2005 (the "Reorganization Agreement") which provided for all of the outstanding stock of Gold Leaf to be acquired by the Company for substantially equal consideration. We entered into the Purchase Agreement and terminated the Reorganization Agreement because during the course of our due diligence, it became apparent that it was in the best interests of our shareholders to structure the transaction as an asset purchase rather than a stock purchase.

On November 3, 2006 Bluestar Health signed an Interim Agreement with Tom Redmon and Gold Leaf Homes to rescind the February 13, 2006 Asset Purchase Agreement. While the attempted acquisition of Gold Leaf Homes assets in 2006 was expected to benefit BlueStar, closing the transaction became impracticable and the transaction was rescinded.

On February 27, 2007 Bluestar entered into a Stock Purchase and Recapitalization Agreement with Zeon Fuel, Inc., a Texas corporation, ("Zeon") pursuant to which Bluestar would acquire all of the outstanding stock of Zeon in exchange for the issuance of 1,000,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Convertible Preferred Stock ("Convertible Stock"). The Bluestar Convertible Stock would be convertible into common stock of Bluestar equivalent to approximately eighty percent (80%) of the total issued and outstanding common stock of Bluestar on a fully diluted basis, subject to certain equitable adjustments. Zeon is a newly formed company in the business of blending and distributing biodiesel fuel to truck stops and gas stations in the greater Houston and south central Texas market. We believe the growing desire for energy independence and the related demand for "renewable" fuel sources makes this sector an attractive opportunity to acquire an operating business and generate positive shareholder value. (See "NOTE 6 - SUBSEQUENT EVENTS")


Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Results of Operations

Introduction
------------

As a result of our closing of our physical therapy clinics our financial performance for the three months ended March 31, 2006 differs significantly from our financial performance for the same period one year earlier. For example, we had no revenues for the quarter ended March 31, 2006, compared to $142,580 for the period ended March 31, 2005. We do not anticipate any revenue going forward until we acquire a business in a different industry. As noted above, the recent attempted purchase of substantially all of the assets of Gold Leaf Homes, Inc. was subsequently rescinded and the current financial reports do not reflect any of the operations of Gold Leaf, nor are its operations considered in the forward looking statements in this Quarterly Report unless expressly so stated.

Revenues and Net Loss
---------------------

         Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, are as follows:

                                    Quarter         Quarter
                                      ended           ended
                                  March 31,       March 31,
                                       2006            2005
                               ------------    ------------

Revenues                       $          0    $    142,580
General and administrative          125,719         256,778
Bad debt expense                    100,000
Depreciation                              0           2,064
Interest expense                    (68,503)         (2,880)
                               ------------    ------------

Net loss                           (294,222)       (119,142)
                               ============    ============

Revenues
--------

Our revenues were $0 for the quarter ended March 31, 2006 when compared to $142,580 last year for the same period due to the fact we closed the two clinics in May, 2005 for restructuring and did not have any revenue from other sources. Unless we acquire an operating business or assets we will not have any revenues. While the closure of the clinics resulted in the elimination of all Company revenues, the clinics had operated at a loss and negative cash flow, so their closure eliminated an ongoing expense and cash drain for the Company.

General and Administrative Expenses
-----------------------------------

Our general and administrative expenses were $125,719 for the quarter ended March 31, 2006, compared to $256,778 for the same period one year ago. The decrease in general and administrative expenses this year compared to last year is due in part to the fact we did not operate the clinics during the three months ended March 31, 2006. These reductions were offset by charges taken to remove certain liabilities off of the Company's balance sheet.


Other Significant Expenses
--------------------------

During the quarter ended June 30, 2006 the Company recognized a bad debt expense of $100,000 representing a reserve for the note due from Gold Leaf Homes.

Non Cash Stock Issued for Services
----------------------------------

For the quarter ended March 31, 2006, we issued 250,000 shares of common stock valued at $40,000 for services, compared to 90,690 shares valued at $22,073 for the quarter ended March 31, 2005. These shares were issued to consultants and to our employees. Also during the quarter ended March 31, 2006 Bluestar agreed to issue 1,000,000 to Alfred Oglesby as part of an Ammended Agreement underwhich among other considerations, Mr. Oglesby is indemnifying the Company and taking responsibility for certain obligations associated with the Company's discontinued physical therapy business totaling $206,456 that were on Bluestar's Balance Sheet at December 31, 2005. Bluestar also settled a previous commitment to third parties for consulting services totaling 386,560 shares of common stock valued at $54,118. (See "NOTE 2 - COMMON STOCK") and "NOTE 6 - SUBSEQUENT EVENTS")

Interest Expense
----------------

Interest expense for the period were $68,503; after taking into consideration a charge of $67,331 to recognize the relative value (cost) of the warrants issued in the quarter, the remaining $1,172 interest expense, compared to interest expense of $2,880 for the same period of the prior year due to the elimination of certain obligations assumed by Mr. Oglesby. (See "NOTE 6 - SUBSEQUENT EVENTS")

Net Loss
--------

Our net loss for the three months ended March 31, 2006 was ($294,222), compared to ($119,142) for the three months ended March 31, 2005. This increase in our net loss from year to year is primarily attributable to recognizing the cost to permanently remove all remaining physical therapy related liabilities from Bluestar's balance sheet, the cost of establishing a bad debt reserve for the Gold Leaf Homes loan, and the cost of the warrants issued. We anticipate our adjusted net loss of approximately ($85,000) for the three months ended March 31, 2006 will be fairly indicative of our net loss for future three-month periods and if we have not acquired another business or assets or incurred costs related to a prospective business transaction.

Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005

Results of Operations

Introduction
------------

As a result of closing our two outpatient and physical therapy clinics, our financial information for the six months ended March 31, 2006 differs significantly from our financial information for the same period one year earlier. For example, our revenues for the six months ended March 31, 2006, were $0, compared to $341,234 for the six months ended March 31, 2005. The comparison of these two periods is detailed below.

Revenues and Net Loss
---------------------
Our revenues, general and administrative expenses, interest expense, and net loss for the six months ended March 31, 2006, as compared to the six months ended March 31, 2005, are as follows:

                                                 Six               Six
                                                Months            Months
                                                ended             ended
                                               March 31,         March 31,
                                                2006              2005

                                             ------------      ------------
         Revenues                            $          0      $    341,234
         General and administrative               166,798           893,818
         Bad debt expense                         100,000
         Depreciation                                   0             4,129
         Interest expense                         (71,824)           (5,358)
                                             ------------      ------------
         Net loss                                (338,622)         (562,071)
                                             ============      ============

Revenues
--------

As noted above, our revenues were significantly lower this six month period ($0 for the six months ended March 31, 2006) when compared to the same six month period one year ago ($341,234 for the six months ended March 31, 2005) due to closing the Company's two clinics.

General and Administrative Expenses
-----------------------------------

Our general and administrative expenses were $166,798 for the six months ended March 31, 2006, compared to $893,818 during the same period one year ago. This decrease in general and administrative expenses this year is due to the clinics being closed down the entire period.

Other Significant Expenses
--------------------------

The Company recognized a bad debt expense of $100,000 to establish a reserve for the note due from Gold Leaf Homes.


Non Cash Stock Issued for Services
----------------------------------

For the six months ended March 31, 2006, we issued or made commitments to issue shares of common stock valued at $115,631 for services, compared to $445,612 for the six months ended March 31, 2005. While the decrease in the six months ended March 31, 2006 compared to the same period a year ago is significant, it is difficult to compare the two periods. The latest period represents the clinics' closing down and removing of liabilities form Bluestar's balance sheet, the previous comparable six months was the result of operating costs of the physical therapy business.

Interest Expense
----------------

Interest expense for the period were $71,824; after taking into consideration a charge of $67,331 to recognize the relative value (cost) of the warrants issued in the quarter, the remaining $4,493 compared to interest expense of $5,338 for the same period of the prior year. The six month period comparison is down modestly as absolute interest bearing obligations were lower on average over the most recent six month period.

Net Loss
--------

Our net loss for the six months ended March 31, 2006 was ($338,622) compared to ($562,071) for the six months ended March 31, 2005. This decrease in our net loss from year to year even though revenue dropped substantially to $0 is attributable to significantly reduced general and administrative expenses as a result of closing the unprofitable clinics offset somewhat by the bad debt expense and the charge taken to recognize the cost of warrants issued during the period.

Liquidity and Capital Resources

Introduction
------------

The Company has not operated profitably for several years, and does not anticipate doing so in the near future. We are seeking to raise capital through a variety of sources to fund operations until such time as we might operate on a positive cash flow basis. To date, we have relied primarily on funds advanced by our majority stockholder or borrowed from others and guaranteed by our majority stockholder, Alfred Oglesby. The purchase of substantially all of the assets of Gold Leaf Homes, Inc., will have an unknown impact on our future financial condition. (See "Subsequent Events")

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2006 and September, 30, 2005 are as follows:

                                      March 31,      September
                                        2006         30, 2005        Change
                                   -------------  -------------  -------------

     Cash                          $          65  $          38  $          27
     Total current assets                     65             38             27
     Total assets                             65             38             27
     Total current liabilities           407,351        398,014          9,337
     Total liabilities                   407,351        458,120        (50,769)


Cash Requirements
-----------------

The Company's cash requirements consist primarily of general and administrative expenses maintaining our status as a public company, certain debt payments that come due or are in default and anticipated transaction expenses related to acquiring or building an operating business.

Sources and Uses of Cash
------------------------

Operations

The Company had no revenue or ongoing operations as of March 31, 2006. Our recent acquisition of substantially all of the assets of Gold Leaf Homes, Inc., will have an unknown impact on our future financial condition. (See "NOTE 6 - SUBSEQUENT EVENTS")

Financing

During the Quarter ending March 31, 2006, Alfred Oglesby, Bluestar's majority shareholder loaned the Company funds bringing the total advanced and outstanding at March 31, 2006 to $214,442. The loan from Mr. Oglesby is non-interest bearing and due on demand with the understanding it will be repaid as cash becomes available. The other significant source of funds during the quarter was the $100,000 loan from Brass Bulls Corp.

Debt Instruments, Guarantees, and Related Covenants
---------------------------------------------------

Mr. Alfred Oglesby assumed $211,125 of debt and account payable obligations effective as of March 31, 2006, resulting in their elimination from the balance sheet. (See "NOTE 2 COMMON STOCK" and "NOTE 6 - SUBSEQUENT EVENTS")

Despite the reduction of indebtedness due to Mr. Oglesby's assumption of these debt and account payable obligations, total debt increased slightly in the six months ended March 31, 2006. On March 17, 2006 the Company borrowed $100,000 from Brass Bulls which was in turn loaned to Gold Leaf Homes. The loan from Brass Bulls is due April 17, 2006. Warrants on 1,000,000 shares were issued to the lender as further consideration for this loan. In addition, Mr. Oglesby continued to advance funds to pay ongoing Company expenses which increased the loan due to Mr. Oglesby to $214,442 as of March 31, 2006. (See "NOTE 6 - SUBSEQUENT EVENTS")

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

Revenue Recognition

Currently the Company has no sources of revenue. However, in the past our revenue recognition policy was objective in that we recognized revenue when services were performed. Accordingly, there were no estimates or assumptions that caused deviation from our revenue recognition policy.

Accounting for Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." These rules state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure--an amendment of Financial Accounting Standards Board Statement No. 123." This statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our financial position.

ITEM 3            Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have concluded that the Company's disclosure controls and procedures were not effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

There were significant changes in the Company's internal controls over financial reporting at the time of the change in control occurring on February 13, 2006 when Mr. Redmon became the sole director and officer. The lack of familiarity of the Company's new management with the requirements of adequate record keeping and controls caused a failure to maintain adequate financial records or controls over financial reporting processes.


                                     PART II

ITEM 1            Legal Proceedings

On August 27, 2004, Bluestar Physical Therapy, a Division of Bluestar Health, Inc., filed suit seeking rescission of the transaction by which Bluestar Physical Therapy acquired HealthQuest, Inc. The suit alleges fraudulent inducement and first material breach of the contract by HealthQuest and Dr. Peter Lord, the President and Chief Executive Officer of HealthQuest, which rendered the continued performance of Bluestar under the agreement impossible. The suit is Cause No. 2004-47308; Bluestar Physical Therapy, a Division of Bluestar Health, Inc. v. HealthQuest, Inc. and Peter Lord; filed in the 152nd Judicial District Court of Harris County, Texas. On January 20, 2006 the purpose for the lawsuit was resolved and the case was dismissed.

On or about January 25, 2007 management was informed that on November 11, 2006 BlueStar Health, Inc. and BlueStar Acquisition, Inc., a shell subsidiary of BlueStar Health, Inc (inactive) were added as co-defendants in a lawsuit originally filed April 24, 2004 which included as original defendants Gold Leaf Homes and Thomas Redmon. The suit is Cause No. 2004-19989; Home Loan Corporation vs. Alvin Mark Eiland, et al filed in the 333rd Judicial District Court of Harris County, Texas. The lawsuit was brought by the lender which loaned money to the buyers of two homes built by Gold Leaf and alleges statutory fraud, breach of contract, breach of fiduciary duty and negligence In the sale and financing of two homes by Gold Leaf before its attempted acquisition by Bluestar. The purchasers subsequently defaulted on the loans and the lender repossessed both properties. The Company has filed a general denial with the 333rd Judicial District Court of Harris County, Texas. The lawsuit seeks compensatory and punitive damages and attorney's fees from all defendants. The lawsuit was filed prior to BlueStar Health, Inc. entering into an agreement with Gold Leaf Homes, Inc. and its owner Thomas Redmon; however, the company was not advised by Gold Leaf Homes or Mr. Redmon of the lawsuit. Management believes there is low probability of any adverse impact on the Company or its subsidiary BlueStar Acquisitions, Inc. except for the costs to defend the action.

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

ITEM 3            Defaults Upon Senior Securities

The Company is in default under substantially all of its debt obligations for which payment was due prior the date of filing this report. (see "Note 5 Debt" and "Managements Discussion and Analysis - Debt Instruments, Guarantees and Related Covenants").




ITEM 5            Other Information

On March 16, 2006 the Company borrowed $100,000 from Brass Bulls Corp., and issued a Secured Promissory Note for the $100,000 borrowed, and issued a warrant to Brass Bulls to purchase 1,000,000 shares of the common stock of the Company for a purchase price of $0.50 per share at any time during the three years from the date of the promissory note. The loan was secured by 600,000 shares of the Company's stock owned by Alfred Oglesby. .

ITEM 6            Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 (1)        Restated Articles of Incorporation of Taurus Petroleum, Inc.

3.2 (2) Articles of Amendment to the Articles of Incorporation of Taurus Petroleum, Inc.

3.3 (1)        Bylaws of Taurus Oil Corporation

10.1           Promissory Note to Brass Bulls Corp.

10.2           Warrant to Brass Bulls Corp.

10.3 (3)       Reorganization and Purchase Agreement dated October 15, 2005.

10.4 (4)       Asset Purchase Agreement dated February 13, 2006

10.5 (4)       Transitional Agreement dated February 13, 2006

10.6 (4)       Escrow Agreement dated February 13, 2006

10.7 (4)       Consulting Agreement dated February 13, 2006

10.8 (4)       Convertible Promissory Note dated February 13, 2006

10.9 (5) Interim Agreement dated effective as of November 3, 2006 between Bluestar Health, Inc., Gold Leaf Homes, Inc., Tom Redmon and Alfred Oglesby.

10.10          Stock Purchase and Recapitalization Agreement dated February 27,
               2007.

10.11          Promissory Note for $238,432 payable to Alfred Oglesby dated
               March 1, 2007.

10.12          Promissory Note for $300,000 payable to Alfred Oglesby dated
               March 1, 2007.

10.13 Consulting Agreement dated June 30, 2007 between the Company and Richard M. Greenwood.

10.14 Amended and Restated Consulting and Indemnity Agreement between the Company and Alfred Oglesby, dated June 30, 2007.

10.15 Consulting Agreement between the Company and ALO Investments, LLC, dated June 30, 2007.

31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.




              (1) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended September 30, 1998, filed with the Commission on January 20, 1999.

              (2) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Commission on August 25, 2004.

              (3) Incorporated by reference from our Report on Form 8-K filed with the Commission on October 21, 2005

              (4) Incorporated by reference from our Report on Form 8-K filed with the Commission on February 21, 2006.

              (5) Incorporated by reference from our Report on form 8-K filed with the Commission on November 3, 2006.

(b) Reports on Form 8-K

         On October 21, 2005, we filed a Report on Form 8-K regarding our entry into a Reorganization and Purchase Agreement for the acquisition of Gold Leaf Homes, Inc., a Texas corporation, which was to close on or about November 20, 2005. However, as noted above, on February 17, 2006, we filed a Report on Form 8-K disclosing that the Reorganization and Purchase Agreement had been terminated in favor of an Asset Purchase Agreement among the same parties. On November 3, 2006 we filed a Report on Form 8-K disclosing the rescission of the Asset Purchase Agreement and execution of a Stock Purchase and Reorganization Agreement with Zeon Fuel, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: September 4, 2007                    Bluestar Health, Inc.


                                            By:  /s/  Richard M. Greenwood
                                               --------------------------------
                                                      Richard M. Greenwood
                                                      President and
                                                      Chief Financial Officer