Form 10QSB
period 2006-06-30
Bluestar Health, Inc.
filed 2007-09-05
CIK 225926

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

                  For the quarterly period ended June 30, 2006

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

                      Applicable only to corporate issuers

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2007, there were 14,000,504 shares of common stock, par value $0.001, outstanding.

                  Transitional Small Business Disclosure Format
                                  (check one):

                                 Yes |_| No |X|


--------------------------------------------------------------------------------

================================================================================

                              Bluestar Health, Inc.


                                TABLE OF CONTENTS
                                -----------------


                                     PART I

ITEM 1     Financial Statements                                               3
           --------------------
ITEM 2     Managements Discussion and Analysis                               10
           -----------------------------------
ITEM 3     Controls and Procedures                                           16
           -----------------------

                                     PART II

ITEM 1     Legal Proceedings                                                 16
           -----------------
ITEM 3     Defaults Upon Senior Securities                                   17
           -------------------------------
ITEM 6     Exhibits and Reports on Form 8-K                                  17
           --------------------------------



                         PART I - FINANCIAL INFORMATION

ITEM 1            Financial Statements

                                 Bluestar Health, Inc.
                              Consolidated Balance Sheet
                                     June 30, 2006


                                                            June 30,     September 30,
                                                              2006           2005
                                                           -----------    -----------
                                                           (Unaudited)
                             Assets

Cash                                                       $        65    $        38

                                                           -----------    -----------
                      Total current assets                          65             38

                                                           -----------    -----------
                          Total assets                     $        65    $        38
                                                           ===========    ===========

             Liabilities and Shareholders' Deficit

Accounts payable                                           $    69,058    $    84,966
Accrued expenses                                                 5,357         58,639
Short term debt                                                100,000         47,593
Current maturities of long term debt                              --           21,152
Advances from related party                                    238,432        185,664

                                                           -----------    -----------
                   Total current liabilities                   412,847        398,014
                                                           -----------    -----------

                         Long Term Debt
Long term debt, net of current maturities                         --           60,106

                                                           -----------    -----------
                       Total liabilities                       412,847        458,120
                                                           -----------    -----------

                     Shareholders' Deficit

Common stock, $.001 par value, 40,000,000 shares
authorized, 15,673,546 shares issued, 14,000,504
and 13,607,094 outstanding, respectively                        14,001         13,607
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued and outstanding                      --             --
Additional paid in capital                                   1,979,129      1,550,533
Accumulated deficit                                         (2,405,912)    (2,022,222)

                                                           -----------    -----------
                  Total shareholders' deficit                 (412,782)      (458,082)
                                                           -----------    -----------

          Total Liabilities and Shareholders' Deficit      $        65    $        38
                                                           ===========    ===========


                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                                          3



                                         Bluestar Health, Inc.
                                 Consolidated Statements of Operations
                                  For the Three and Nine Months Ended
                                    June 30, 2006 and June 30, 2005
                                              (Unaudited)



                                          Three months ended June 30,     Nine months ended June 30,
                                         ----------------------------    ----------------------------
                 Revenues                    2006            2005            2006            2005
                                         ------------    ------------    ------------    ------------
                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenues                                 $       --      $     20,272    $       --      $    361,506

                                         ------------    ------------    ------------    ------------
              Total revenues                     --            20,272            --           361,506
                                         ------------    ------------    ------------    ------------

           Operating Expenses:

General and administrative                     40,883         201,197         207,680       1,095,015
Impairment                                       --           137,000            --           137,000
Bad debt expense                                 --              --           100,000            --
Depreciation                                     --             2,066            --             6,195
                                         ------------    ------------    ------------    ------------
         Total operating expenses              40,883         340,263         307,680       1,238,210
                                         ------------    ------------    ------------    ------------

              Operating loss                  (40,883)       (319,991)       (307,680)       (876,704)

Interest expense                               (4,185)         (6,104)        (76,010)        (11,462)

                                         ------------    ------------    ------------    ------------

                 Net loss                $    (45,068)   $   (326,095)   $   (383,690)   $   (888,166)
                                         ============    ============    ============    ============

Net loss per share:

  Basic & Diluted                        $      (0.00)   $      (0.02)   $      (0.03)   $      (0.07)
                                         ============    ============    ============    ============
Weighted average shares outstanding:
  Basic & Diluted                          14,000,504      13,054,887      13,863,220      13,211,836
                                         ============    ============    ============    ============


                            The accompanying notes are an integral part of
                               these consolidated financial statements.

                                                  4



                                 Bluestar Health, Inc.
                         Consolidated Statements of Cash Flows
                               For the Nine Months Ended
                                June 30, 2006 and 2005
                                      (Unaudited)


                                                            Nine Months Ended June 30,
                                                              ----------------------
                                                                2006         2005
                                                              ---------    ---------
                  Cash flows from operating activities:-

Net loss                                                      $(383,690)   $(888,166)
Adjustments to reconcile net loss to cash used in operating
activities:
  Stock issued for services                                     155,203      510,112
  Impairment                                                       --        137,000
  Bad debt expense                                              100,000         --
  Non cash interest expense                                      67,331         --
  Depreciation                                                     --          6,194
Changes in assets and liabilities from operating activity:
    Accounts receivable                                            --         83,186
   Accounts payable                                               6,710      (34,008)
   Accrued expenses                                               4,918         --
                                                              ---------    ---------
Net cash used in operating activities                           (49,528)    (185,682)
                                                              ---------    ---------

                  Cash flows from investing activities:
Loan receivable                                                (100,000)        --
                                                              ---------    ---------
Net cash provided (used) by investing activities               (100,000)           0
                                                              ---------    ---------

                  Cash flows from financing activities:
Proceeds from related parties                                    52,768      (42,206)
Proceeds from sale of stock                                        --         23,310
Proceeds from short term debt                                   100,000       46,913
Net borrowings (payments) on debt                                (3,213)       2,183

                                                              ---------    ---------
                Net cash provided by financing activities       149,555       30,200
                                                              ---------    ---------
                            Net change in cash                       27     (155,482)
Cash, beginning of year                                              38      155,989
                                                              ---------    ---------

Cash, end of year                                             $      65    $     507
                                                              =========    =========

                   Supplemental cash flow information:


  Interest                                                    $  76,010    $  11,462
                                                              ---------    ---------
  Taxes                                                       $    --           --

                                                              ---------    ---------
                            Non-cash activity:

  Paid in capital in liquidation of debts                     $ 206,456    $    --
                                                              ---------    ---------

                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                                          5

                              Bluestar Health, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

The Purchase Agreement and its related transaction documents replaced an earlier agreement dated October 15, 2005. This earlier agreement, captioned a Reorganization and Purchase Agreement ("Reorganization Agreement"), was between the Company, Oglesby, Gold Leaf and Redmon. The terms of the Purchase Agreement were never met by Gold Leaf and the transaction was terminated. Accordingly, the contemplated merger never occurred, and no operations of Gold Leaf are included in these financial statements. (See "Subsequent Events")

NOTE 3 - COMMON STOCK

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

For the nine months ended June 30, 2006, Bluestar issued 393,410 shares of common stock under the 2004 Plan for both staff costs and consulting services at a value of $61,513, of which no shares were issued in the three months ended June 30, 2006. All of the 1,200,000 shares originally authorized for issuance under the 2004 Plan have been issued and the 2004 Plan is no longer being utilized.

During the three months ended June 30, 2006 Bluestar agreed to issue 38,656 shares under a previous commitment for consulting services performed by third parties and 247,826 shares under a consulting agreement with Alfred Oglesby, the Company's largest shareholder and former director and officer. The 286,482 shares of common are pending issuance and have been recorded as an increase to paid-in capital of $39,572. (See "NOTE 6 - SUBSEQUENT EVENTS")

Including the 286,482 shares described above which were issued in the prior three months, the Company agreed to issue during the nine months ended June 30, 2006, a total of 673,042 shares under various consulting agreements and 1,000,000 shares of common stock to the Company's largest shareholder Alfred Oglesby in exchange for his assumption of financial obligations among other agreements. (See "NOTE 6 - SUBSEQUENT EVENTS")

NOTE 4 - GOING CONCERN AND IMPAIRMENT

In May 2005, Bluestar decided to restructure its operations and convert the two existing facilities from physical medicine operations into physical therapy, prevention and wellness operations. Substantially all the assets, liabilities, revenues and expenses reflected in the financial statements relate to these facilities. During this restructuring, hurricane Katrina hit the region in August 2005 and the needed capital and resources to complete the restructuring were not available. On February 13, 2006 the Company elected to permanently close down its physical therapy, prevention and wellness operations which constituted all of the Company's operations. Management had previously written off the value of goodwill that had been acquired in the original purchase. This impairment valued at $137,000 was recorded in the quarter ended June 30, 2005. In the period ending September 30, 2005 management chose to write down the value of the physical assets associated with these operations by $30,926 to $0.

On February 13, 2006, Bluestar entered into the Purchase Agreement (see Note 2) and shifted the Company's focus to home building. Bluestar does not have any current business operations or other means of generating revenues. Pursuant to the terms of the Purchase Agreement, the Company's sole director and officer was replaced by the sole shareholder of Gold Leaf, Tom Redmon. Mr. Redmon does not have public company experience and the company will be required to raise funds to execute the new business plan. (See "Subsequent Events") These factors raise doubt about the ability of Bluestar to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. (see "NOTE 6 - SUBSEQUENT EVENTS")

NOTE 5 - DEBT

Debt consisted of the following obligations at June 30, 2006:


                                                     Status as        Principal at          Accrued
                                                    of June 30,         June 30,         Interest at June
                                                        2006             2006               30, 2006

Term loan, principle and interest at 10% per
annum due April 16, 2006                            In Default         $100,000              $3,849

Non-interest bearing demand loan owed to
Alfred Oglesby for advances to fund operating       Current            $238,432                  $0
expenses.

                                                                       --------            --------

Total Debt Obligations and Accrued Interest                            $338,432              $3,849
                                                                       ========            ========


NOTE 6 - SUBSEQUENT EVENTS

On July 1, 2006, Bluestar agreed to a consulting agreement for Richard Greenwood to assist Tom Redmon and Bluestar bring the company current with its SEC filings and develop policies and procedures for the emerging publicly held home building business. The contract called for a monthly fee of $15,000 plus expense reimbursement. The Company has made no payments under this agreement. This agreement has been superseded (see below).

On November 3, 2006 Bluestar entered into an Interim Agreement with Gold Leaf
Homes, Inc., a Texas corporation ("Gold Leaf"), and Tom Redmon ("Redmon"), the sole shareholder of Gold Leaf, and Alfred Oglesby, an individual ("Oglesby"), which acknowledged that the acquisition of substantially all of the assets of Gold Leaf pursuant to the parties February 3, 2006 Asset Purchase Agreement and associated agreements ("Asset Purchase") had not been consummated and agreed to the rescission of the transaction. The parties determined that it was impracticable to consummate the acquisition of Gold Leaf assets.

Bluestar, Gold Leaf, Oglesby and Redmon agreed to rescind the February 13, 2006
Asset Purchase and return the parties as closely as possible to the positions they were in prior to entering into the Asset Purchase transaction documents.
The parties have effected material elements of the rescission of the Asset
Purchase by this Interim Agreement. Mr. Redmon has appointed Mr. Richard M.
Greenwood his successor as sole director and officer of Bluestar and resigned from all of his positions as a director and officer with Bluestar. No Gold Leaf assets were effectively transferred to Bluestar and no Bluestar shares issued to Redmon. All of the past and current operations of Gold Leaf have been transacted through Gold Leaf Homes, Inc., a Texas corporation rather than through Bluestar.
The parties continue to work towards the resolution of all remaining issues and anticipate executing definitive agreements to complete this process prior to the Company's transaction with Zeon Fuel, Inc.

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

                                       8

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

On March 1, 2007 the Company issued two promissory notes to Alfred Oglesby, one for $238,432 in payment for cash advances (this amount includes the $233,763 reported on the June 30, 2006 Balance Sheet shown above) and Company expenses paid by Mr. Oglesby through April 30, 2006, and one for $300,000 as compensation. The promissory notes bear interest at the rate of 10% commencing March 1, 2007. The $238,432 note is payable in twenty equal quarterly payments of $16,442 commencing December 1, 2007. The $300,000 note is a demand note under which Mr. Oglesby may not make demand for more than $40,000 prior to April 1, 2007, and may make demand for the remaining balance no earlier than 60 days after the closing of the Company's purchase of Zeon, or October 31, 2007, whichever occurs first. Both promissory notes are secured by the grant of a security interest in all of the assets of the Company.

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

On June 30, 2007 Bluestar agreed to an Amended and Restated Consulting and Indemnity Agreement with Alfred Oglesby to replace the original Consulting Agreement dated February 13, 2006 and Indemnity Agreement dated October 15, 2005. The restated agreement provides for Oglesby to provide consulting services in a variety of areas and provide office space, telephone, internet and other general office services to the Company from March 1, 2006 through the closing of the Zeon transaction. In addition, effective as of June 30, 2006, the scope of Mr. Oglesby's obligation to assume Bluestar financial obligations and indemnify the Company from all liabilities related to the Company's former physical therapy operations was expanded to include a $70,000 Bluestar debt. Compensation to Mr. Oglesby is a fee of 1,000,000 shares of Bluestar common stock (See "NOTE 2 - COMMON STOCK") plus $11,000 per month payable in cash or Bluestar common stock commencing April 1, 2006 and terminating at the end of the month in which the Zeon transaction closes.

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

Due to rescinding the acquisition of the clinic from Healthquest, our operations, prior to May 2005, consisted entirely of two physical therapy clinics which we acquired on June 16, 2004. The clinics were located in Jackson,

Mississippi and Canton, Mississippi. These two clinics provided post-operative outpatient care and treatment for a variety of orthopedic related disorders and sports-related injuries. In May 2005, we closed the two clinics in order to restructure operations and planned to re-open both in the fall of 2005 or early 2006. However, due to the economic consequences of Hurricane Katrina in February 2006 the Company elected to permanently close both clinics. Due to closing the clinics in May 2005, we did not have any revenues during the three months ended June 30, 2006.

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

On November 3, 2006 Bluestar Health signed an Interim Agreement with Tom Redmon and Gold Leaf Homes to rescind the February 13, 2006 Asset Purchase Agreement. While the attempted acquisition of Gold Leaf Homes assets in 2006 was expected to benefit BlueStar, closing the transaction became impracticable and we entered into an agreement to rescind the attempted purchase. (See "NOTE 6 - SUBSEQUENT EVENTS")

On February 27, 2007 Bluestar entered into a Stock Purchase and Recapitalization Agreement with Zeon Fuel, Inc., a Texas corporation, ("Zeon") pursuant to which Bluestar would acquire all of the outstanding stock of Zeon in exchange for the issuance of 1,000,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Convertible Preferred Stock ("Convertible Stock"). The Bluestar Convertible Stock would be convertible into common stock of Bluestar equivalent to approximately eighty percent (80%) of the total issued and outstanding common stock of Bluestar on a fully diluted basis, subject to certain equitable adjustments. Zeon is a newly formed company in the business of blending and distributing biodiesel fuel to truck stops and gas stations in the greater Houston and south central Texas market. We believe the growing desire for energy independence and the related demand for "renewable" fuel sources makes this sector an attractive opportunity to acquire an operating business and generate positive shareholder value. (See "NOTE 6 - SUBSEQUENT EVENTS")


Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30,
2005

Results of Operations

Introduction
------------

As a result of our closing of our physical therapy clinics our financial performance for the three months ended June 30, 2006 differs significantly from our financial performance for the same period one year earlier. For example, we had no revenues for the quarter ended June 30, 2006, compared to $20,727 for the period ended June 30, 2005. We do not anticipate any revenue going forward until we acquire a business in a different industry. As noted above, the recent attempted purchase of substantially all of the assets of Gold Leaf Homes, Inc. was not completed and the current financial reports do not reflect any of the operations of Gold Leaf, nor are its operations considered in the forward looking statements in this Quarterly Report unless expressly so stated.

Revenues and Net Loss
---------------------

         Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005, are as follows:

                                   Quarter        Quarter
                                 ended June      ended June
                                  30, 2006        30, 2005
                                ------------    ------------

Revenues                       $       --       $     20,272
General and administrative           40,883          201,197
Impairment                             --            137,000
Depreciation                           --              2,066
Interest expense                     (4,185)          (6,104)
                               ------------     ------------
Net loss                       $    (45,068)    $   (326,095)
                               ============     ============

Revenues
--------

Our revenues were $0 for the quarter ended June 20, 2006 when compared to $20,272 last year for the same period due to the fact we closed the two clinics in May, 2005 for restructuring and did not have any revenue from other sources. Unless we acquire an operating business or assets we will not have any revenues. While the closure of the clinics resulted in the elimination of all Company revenues, the clinics had operated at a loss and negative cash flow, so their closure eliminated an ongoing expense and cash drain for the Company.

General and Administrative Expenses
-----------------------------------

Our general and administrative expenses were $40,883 for the quarter ended June 30, 2006, compared to $201,197 for the same period one year ago. The decrease in general and administrative expenses this year compared to last year is due in part to the fact we did not operate the clinics during the three months ended June 30, 2006.

Other Significant Expenses
--------------------------

During the same period a year ago the Company recognized an impairment charge of $137,000 related to its discontinued physical therapy business.

Non Cash Stock Issued for Services
----------------------------------

During the period ended June 30, 2006 Bluestar agreed to issue 38,656 shares under a previous commitment for consulting services performed by third parties and 247,826 shares under a consulting agreement with Alfred Oglesby, the Company's largest shareholder and former director and officer. The 286,482 shares of common are pending issuance and have been recorded as an increase to paid-in capital of $39,572.

Interest Expense
----------------

Interest expense for the period were $4,185 compared to interest expense of $6,104 for the same period of the prior year due to the elimination of certain obligations assumed by Mr. Oglesby. (See "NOTE 6 - SUBSEQUENT EVENTS")

Net Loss
--------

Our net loss for the three months ended June 30, 2006 was $45,068, compared to $326,095 for the three months ended June 30, 2005. This decrease in our net loss from year to year is primarily attributable to reduced costs associated with the physical therapy business and the one time impairment charge taken in the quarter ended June 30, 2005. We anticipate our adjusted net loss of approximately $85,000 for subsequent three month periods will be fairly indicative until we have acquired another business or incurred costs related to a prospective business transaction.

Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005

Results of Operations

Introduction
------------

As a result of closing our two outpatient and physical therapy clinics, our financial information for the nine months ended June 30, 2006 differs significantly from our financial information for the same period one year earlier. For example, our revenues for the nine months ended June 30, 2006, were $0, compared to $361,506 for the nine months ended June 30, 2005. The comparison of these two periods is detailed below.

Revenues and Net Loss
 --------------------

Our revenues, general and administrative expenses, interest expense, and net loss for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, are as follows:

                                           Nine Months   Nine Months
                                           ended June    ended June
                                            30, 2006      30, 2005
                                          -----------    -----------

         Revenues                         $      --      $   361,506
         General and administrative           207,680      1,095,015
         Impairment                              --          137,000
         Bad debt expense                     100,000           --
         Depreciation                            --            6,195
         Interest expense                     (76,010)       (11,462)
                                          -----------    -----------
         Net loss                         $  (383,690)   $  (888,166)
                                          ===========    ===========

Revenues
--------

As noted above, our revenues were significantly lower this nine month period ($0 for the nine months ended June 30, 2006) when compared to the same nine month period one year ago ($361,506 for the nine months ended June 30, 2005) due to closing the Company's two clinics.

General and Administrative Expenses
-----------------------------------

Our general and administrative expenses were $207,680 for the nine months ended June 30, 2006, compared to $1,095,015 during the same period one year ago. This decrease in general and administrative expenses this year is due to the clinics being closed down the entire period.

Other Significant Expenses
--------------------------

During the nine months ended June 30, 2006 the Company recognized a bad debt expense of $100,000 representing the obligation due from Gold Leaf Homes. During the same period a year ago the Company recognized an impairment charge of $137,000 related to its discontinued physical therapy business.

Non Cash Stock Issued for Services
----------------------------------

For the nine months ended June 30, 2006, Bluestar issued 393,410 shares of common stock under the 2004 Plan for both staff costs and consulting services at a value of $61,513, of which no shares were issued in the three months ended June 30, 2006. All of the 1,200,000 shares originally authorized for issuance under the 2004 Plan have been issued and the 2004 Plan is no longer being utilized.

For the nine months ended June 30, 2006, we issued or made commitments to issue shares of common stock valued at $93,690 for services and the Company issued shares that relieved Bluestar of $206,456 in liabilities for a total value recorded in paid-in capital of the Company of $300,146, compared to $510,111 for the nine months ended June 30, 2005. While the decrease in the nine months ended June 30, 2006 compared to the same period a year ago is significant, it is difficult to compare the two periods. The latest period represents the clinics' closing down and removal of liabilities form Bluestar's balance sheet, the comparable prior year period reflected the results of operating costs of the physical therapy business.

Interest Expense
----------------

Interest expense for the period were $76,010; after taking into consideration a charge of $67,331 to recognize the relative value (cost) of the warrants issued in the quarter, the remaining $8,679 compared to interest expense of $11,462 for the same period of the prior year. The nine month period comparison is down modestly as absolute interest bearing obligations were lower on average over the most recent nine month period.

Net Loss
--------

Our net loss for the nine months ended June 30, 2006 was $383,690 compared to $888,166 for the nine months ended June 30, 2005. This significant decrease in our net loss from year to year even though revenue dropped to $0 is attributable to significantly reduced general and administrative expenses as a result of closing the unprofitable clinics.

Liquidity and Capital Resources

Introduction
------------

The Company has not operated profitably for several years, and does not anticipate doing so in the near future. We are seeking to raise capital through a variety of sources to fund operations until such time as we might operate on a positive cash flow basis. To date, we have relied primarily on funds advanced by our majority stockholder or borrowed from others and guaranteed by our majority stockholder, Alfred Oglesby. The agreement to purchase substantially all of the assets of Gold Leaf Homes, Inc. did not close during the period and we subsequently entered into an agreement to rescind the attempted purchase. The failure of this transaction to close eliminated the potential revenues from this planned acquisition and resulted in the Company incurring various transaction costs. (See "Subsequent Events")

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2006 and September, 30, 2005 are as follows:


                                      June 30,       September
                                        2006         30, 2005        Change
                                    ------------   ------------   ------------

     Cash                           $         65   $         38   $         27
     Total current assets                     65             38             27
     Total assets                             65             38             27
     Total current liabilities           412,847        398,014         14,833
     Total liabilities                   412,847        458,120        (45,273)


Cash Requirements
-----------------

The Company's cash requirements consist primarily of general and administrative expenses maintaining our status as a public company, certain debt payments that come due or are in default and anticipated transaction expenses related to acquiring or building an operating business.

Sources and Uses of Cash
------------------------

Operations

The Company had no revenue or ongoing operations as of June 30, 2006. Our recent agreement to acquire substantially all of the assets of Gold Leaf Homes, Inc. did not close and we subsequently entered into an agreement to rescind the attempted purchase. As a result the Company incurred various costs associated with the attempted transaction and will not receive any of the anticipated revenues. (See "NOTE 6 - SUBSEQUENT EVENTS")

Financing

During the Quarter ending June 30, 2006, Alfred Oglesby, Bluestar's majority shareholder loaned the Company $23,990 bringing the total advanced and outstanding at June 30, 2006 to $238,432. The loan from Mr. Oglesby is non-interest bearing and due on demand with the understanding it will be repaid as cash becomes available. The other significant source of funds during the quarter was the $100,000 loan from Brass Bulls Corp. (See "NOTE 6 - SUBSEQUENT EVENTS")

Debt Instruments, Guarantees, and Related Covenants
---------------------------------------------------

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


                                     PART II

ITEM 1            Legal Proceedings

On August 27, 2004, Bluestar Physical Therapy, a Division of Bluestar Health, Inc., filed suit seeking rescission of the transaction by which Bluestar Physical Therapy acquired HealthQuest, Inc. The suit alleged fraudulent inducement and first material breach of the contract by HealthQuest and Dr. Peter Lord, the President and Chief Executive Officer of HealthQuest, which rendered the continued performance of Bluestar under the agreement impossible. The suit is Cause No. 2004-47308; Bluestar Physical Therapy, a Division of Bluestar Health, Inc. v. HealthQuest, Inc. and Peter Lord; filed in the 152nd Judicial District Court of Harris County, Texas. On January 20, 2006 the purpose for the lawsuit was resolved and the case was dismissed.

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

10.1 (6)       Promissory Note to Brass Bulls Corp.

10.2 (6)       Warrant to Brass Bulls Corp.

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

10.6 (4)       Escrow Agreement dated February 13, 2006

10.7 (4)       Consulting Agreement dated February 13, 2006

10.8 (4)       Convertible Promissory Note dated February 13, 2006

10.9 (5) Interim Agreement dated effective as of November 3, 2006 between Bluestar Health, Inc., Gold Leaf Homes, Inc., Tom Redmon and Alfred Oglesby.

10.10 (6)      Stock Purchase and Recapitalization Agreement dated February 27,
               2007.

10.11 (6)      Promissory Note for $238,432 payable to Alfred Oglesby dated
               March 1, 2007.

10.12 (6)      Promissory Note for $300,000 payable to Alfred Oglesby dated
               March 1, 2007.

10.13 (6)      Consulting Agreement dated June 30, 2007 between the Company and
               Richard M. Greenwood.

10.14 (6)      Amended and Restated Consulting and Indemnity Agreement between the Company and Alfred Oglesby, dated June 30, 2007.

10.15 (6)      Consulting Agreement between the Company and ALO Investments,
               LLC, dated June 30, 2007.

31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

              (5) Incorporated by reference from our Report on Form 8-K filed with the Commission on March 5, 2007.

              (6) Incorporated by reference from our Report on Form 10-QSB for the period ended March 31, 2006, filed with the Commission on [September 5, 2007]

(b) Reports on Form 8-K

         On October 21, 2005, we filed a Report on Form 8-K regarding our entry into a Reorganization and Purchase Agreement for the acquisition of Gold Leaf Homes, Inc., a Texas corporation, which was to close on or about November 20, 2005. However, as noted above, on February 17, 2006, we filed a Report on Form 8-K disclosing that the Reorganization and Purchase Agreement had been terminated in favor of an Asset Purchase Agreement among the same parties. On March 5, 2007 we filed a Report on Form 8-K disclosing the rescission of the Asset Purchase Agreement and execution of a Stock Purchase and Reorganization Agreement with Zeon Fuel, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 5, 2007                    Bluestar Health, Inc.


                                            By:  /s/  Richard M. Greenwood
                                            ------------------------------------
                                                      Richard M. Greenwood
                                                      President and
                                                      Chief Financial Officer