Form 10KSB
period 2006-09-30
Bluestar Health, Inc.
filed 2007-09-13
CIK 225926

================================================================================
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to                .
                                      ---------------    ---------------

                        Commission file number: 000-08835

                              Bluestar Health, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                             84-0736215
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       19901 Southwest Freeway, Suite 209
                                 Sugar Land, TX                    77479
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

                    Issuer's telephone number (281) 207-5487

         Securities registered under Section 12(g) of the Exchange Act:

                         Common stock, par value $0.001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes  X    No
                                    -----    -----Identification No.)

The issuer's sales for the year ended September 30, 2006 were $0.

The aggregate market value of the issuer's common stock (the only class of voting stock), held by non-affiliates was approximately $582,060 based on the average closing bid and asked prices for the common stock on June 30, 2006.

The number of shares outstanding of the issuer's common stock, par value $0.001, as of June 30, 2007, was 14,000,504.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

           Transitional Small Business Disclosure Format (check one):

                                 Yes       No  X
                                    -----    -----


--------------------------------------------------------------------------------
================================================================================
--------------------------------------------------------------------------------

                              Bluestar Health, Inc.

                                TABLE OF CONTENTS
                                -----------------


PART I                                                                     3
------

ITEM 1 - DESCRIPTION OF BUSINESS                                           3
--------------------------------
ITEM 2 - DESCRIPTION OF PROPERTY                                           5
--------------------------------
ITEM 3 - LEGAL PROCEEDINGS                                                 5
--------------------------
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               6
------------------------------------------------------------

PART II                                                                    7
-------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          7
-----------------------------------------------------------------
ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        10
------------------------------------------------------------------
ITEM 7 - CONSOLIDATED FINANCIAL STATEMENTS                                16
------------------------------------------
ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE                                       16
-----------------------------------
ITEM 8A - DISCLOSURE CONTROLS AND PROCEDURES                              16
--------------------------------------------
ITEM 8B - OTHER INFORMATION                                               16
---------------------------

PART III                                                                  17
--------

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------------------------------------------------------------
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                17
----------------------------------------------------------
ITEM 10 - EXECUTIVE COMPENSATION                                          18
--------------------------------
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                20
------------------------------------------
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  21
--------------------------------------------------------
ITEM 13 - EXHIBITS                                                        21
------------------
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES                          23
------------------------------------------------

--------------------------------------------------------------------------------

                                     PART I

         ITEM 1 - DESCRIPTION OF BUSINESS

General Background
------------------

         As used herein the terms "Company," "we," "our," and "us" refer to Bluestar Health, Inc., a Colorado corporation and our subsidiaries and predecessors, unless the context indicates otherwise.

         We were incorporated on April 26, 1977 as Taurus Oil Corporation. We have changed our name several times to reflect changes in our business, most recently on August 12, 2004, when we changed our name from Taurus Entertainment Companies, Inc. to Bluestar Health, Inc.

         On June 12, 2003, we entered into a Stock Exchange Agreement with Alfred Oglesby, our current majority shareholder, in which Oglesby exchanged all of his stock in Bluestar Physical Therapy, Inc., a Texas corporation, for 9,650,000 shares of our common stock, representing 94.5% of our outstanding common stock at the time. This transaction resulted in our acquiring two physical therapy clinics, one in Jackson, Mississippi the second in Canton, Mississippi. They provided outpatient physical therapy treatments, primarily for patients following an injury, surgery, or other event. Their services included pre- and post-operative orthopedic, spinal, occupational, and sports-related injuries. These services were provided using physical medicine, which required a medical doctor to be present during all phases of a patient's treatment.

         In November 2003 we attempted to acquire a third physical therapy clinic located in Florida which provided physical therapy and rehabilitation treatment. However, in August, 2004, as a result of a series of material breaches of the acquisition agreement by the seller, we rescinded the acquisition in its entirety.

         In May 2005, we closed the two clinics in order to restructure operations. We planned to restructure the clinics to provide physical therapy using physical therapists rather than licensed medical doctors and reopen them in the fall of 2005 or early 2006. However, following the economic consequences of Hurricane Katrina in August 2005 the Company elected in October 2005 to permanently close both clinics and instead pursue other business opportunities. Since the closure of the two clinics in Mississippi, we have had no business operations or revenues and the Company has sought a business to acquire.

         From October, 2005 through the fall of 2006, we attempted to enter the custom home building business in the Houston metropolitan area by acquiring the home building business of Gold Leaf Homes, Inc., a Texas corporation owned by Thomas Redmon. While portions of the acquisition agreement were implemented, such as the replacement of our sole director and officer by the owner of Gold Leaf Homes, no home building business was conducted through Bluestar and the attempted purchase was not consummated and the parties agreed to the rescission of the transaction. Mr. Redmon resigned and the sole director and officer of Bluestar became Richard M. Greenwood, a nominee of our majority shareholder, Alfred Oglesby.

On February 27, 2007 the Company entered into a Stock Purchase and Recapitalization Agreement ("Zeon Purchase Agreement") with Zeon Fuel, Inc., a Texas corporation, ("Zeon") pursuant to which Bluestar would acquire all of the outstanding stock of Zeon in exchange for the issuance of 1,000,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Convertible Preferred Stock ("Convertible Stock"). The Bluestar Convertible Stock would be convertible into common stock of Bluestar equivalent to approximately eighty Percent (80%) of the total issued and outstanding common stock of Bluestar on a fully diluted basis, subject to certain equitable adjustments. Zeon is a privately held bio-diesel company based in Texas, purchases bio-diesel fuel from producers, facilitates its blending with traditional petroleum based diesel fuels and distributes the blended product primarily through retail outlets.

Business Development
--------------------

Overview

         The Company has transitioned from the management of physical therapy clinics to a shell corporation seeking an operating business to acquire. The Company's plan at the end of the fiscal year was to enter the custom home building business; however, the attempted purchase of Gold Leaf Homes assets to enter that business was not consummated and the parties agreed to the rescission of the transaction. BlueStar has subsequently determined the emerging bio-fuel industry offers an opportunity to build shareholder value. In February 2007 the Company identified Zeon Fuel, Inc., as a bio-diesel company through which it could profitably enter the bio-diesel market. Zeon is a privately held bio-diesel company based in Texas, purchases bio-diesel fuel from producers, facilitates its blending with traditional petroleum based diesel fuels and distributes the blended product primarily through retail outlets.

         We previously conducted operations in the areas of physical therapy and preventative care. Until May 2005, we operated two outpatient physical therapy and rehabilitation clinics, one in Jackson, Mississippi and one in Canton, Mississippi. As noted above, we closed the clinics in May 2005 for the purpose of restructuring their business to non-medical based physical therapy clinics. However, in August 2005, Hurricane Katrina devastated much of the area around our clinics and we subsequently decided to permanently close the clinics and discontinue this line of business.

Principal Products and Services and Their Markets

         The Company currently has no operations, sales or products.

         Prior to closing our clinics in 2005 our principal service was an outpatient physical therapy treatment, primarily for patients following an injury, surgery, or other event. These services included pre- and post-operative orthopedic, spinal, occupational, and sports-related injuries. These services were provided using physical medicine, which required a medical doctor to be present during all phases of a patient's treatment.

Competition

         We currently conduct no business operations except an ongoing search for an operating business to acquire. The business of acquiring an operating business is very competitive and it is uncertain if the Company will be successful in seeking to acquire a business which will sustain our existence.

         Our prior business of operating physical and occupational therapy clinics was highly competitive and underwent continual changes in the manner in which services were delivered and in which providers are selected. Competitive factors affecting our business included quality of care, cost, treatment outcomes, convenience of location, and relationships with and ability to meet the needs of referral and payor sources. Our clinics competed directly or indirectly with the physical and occupational therapy departments of acute care hospitals, physician-owned therapy clinics, other private therapy clinics and chiropractors.

         Of these sources, we believe acute care hospital outpatient therapy clinics and private therapy clinic organizations were our primary competitors. Consolidation in the therapy industry happens frequently through the acquisition of physician-owned and other privately-owned therapy practices.

Suppliers

         We did not purchase goods or services in material amounts from any particular suppliers.

Customers

         When our clinics were open our customers were individual patients in need of physical therapy treatments following an injury, surgery, or other event. The customers were usually referred to us by their primary care physician.

Intellectual Property

         We have no registered trademarks or service marks.

Government Approvals and Regulations

         Due to our lack of business operations, we are subject to relatively limited regulatory oversight except in the area of our obligation to maintain our reporting to the Securities and Exchange Commission under applicable securities laws.

         When we operated physical therapy clinics we were subject to extensive federal, state and local regulations that govern healthcare services.

Research and Development

         We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Employees

         As of September 30, 2006, we had one employee at the corporate level, our sole officer and director, Thomas Redmon.

         With the closing of the two clinics all previous employees were terminated.

         ITEM 2 - DESCRIPTION OF PROPERTY

         Our main office is located in Sugar Land, Texas, where we lease approximately 500 square feet of office space from our principal shareholder, Alfred Oglesby.

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

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is currently quoted on the over the counter market Pink Sheets under the symbol "BLSH" and has traded under that symbol since August 20, 2004. Prior to August 20, 2004, our common stock was traded under the symbol "TAUR." The Pink Sheets is a quotation medium where NASD member broker/dealers can publish their quotations through an electronic quotation service. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

         Below is a table indicating the range of high and low bid price for the common stock for each quarterly period within the most recent two fiscal years, as reported by Pink Sheets. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.



      Fiscal Year                                       Prices
  Ended September 30,    Period                 High               Low

         2005            First Quarter       $    0.73          $    0.26
                         Second Quarter      $    0.35          $    0.13
                         Third Quarter       $    0.30          $    0.10
                         Fourth Quarter      $    0.22          $    0.09

         2006            First Quarter       $    0.24          $    0.12
                         Second Quarter      $    0.42          $    0.10
                         Third Quarter       $    0.25          $    0.08
                         Fourth Quarter      $    0.12          $    0.10

Close on June 30, 2007                                 $   0.10

         The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions that we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

         As of September 30, 2006 and June 30, 2007 there were 14,000,504 shares of our common stock issued and held by approximately 1,400 holders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

           On September 29, 2004, our Board of Directors approved the Bluestar Health, Inc. 2004 Non-Qualified Stock Grant and Option Plan (the "2004 Plan"). The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The Plan allows for the award of stock and options, up to 1,200,000 shares of our common stock. During the year ended September 30, 2006 we issued 43,410 shares of our common stock under the plan. The total value of this stock was $6,512. During the year ended September 30, 2005, we issued a total of 1,156,590 shares of our common stock under the plan to consultants. The total value of this stock was $510,112. All of the shares available under the Plan have been expended.

         In August 2003, Bluestar adopted a Stock Option and Grant plan (the "2003 Plan") for employees, officers, directors and consultants which authorized the issuance of 650,000 shares of common stock. The Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable. The following shares were issued under the plan as of September 30, 2004:

     1. 500,000 shares from March 18, 2003 through September 30, 2003 for consulting services at a value of $225,300.
     2. 148,000 shares for the year ended September 30, 2004 for consulting services at a value of $106,550.
     3. 2,000 shares for the year ending September 30, 2006 for consulting services at a value of $300.



         All of the shares available under the Plan have been expended.

         As of September 30, 2006, the information for the 2004 Plan and the 2003 Plan combined is as follows:

                                                                                    Number of securities
                                                                                  remaining available for
                             Number of Securities to       Weighted-average        future issuance under
                             be issued upon exercise       exercise price of     equity compensation plans
                             of outstanding options,     outstanding options,      (excluding securities
                               warrants and rights        warrants and rights     reflected in column (a))
Plan Category                          (a)                        (b)                       (c)

Equity compensation plans
approved by security
holders                               - 0 -                       $0                       - 0 -


Equity compensation plans
not approved by security              - 0 -                       $0                       - 0 -
holders

Total                                 - 0 -                       $0                       - 0 -

In addition to the shares issued pursuant to the 2003 Plan and the 2004 Plan, 98,000 shares of common stock were authorized by the board of directors and issued during the year ending September 30, 2006 in payment of services valued at $14,700.

Recent Sales of Unregistered Securities

         None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated
Purchasers.

         None.

                                       9

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements

Overview

         During the twelve months ended September 30, 2006 our only business was the operation of two licensed outpatient physical therapy clinics in Mississippi. These clinics were acquired in June, 2004 and closed in May 2005 for restructuring. The restructuring plan called for changing the operations from post-operative care and treatment through the use of physical medicine, which required a licensed medical doctor to be present during all phases of a patient's treatment, to care provided by physical therapists rather than a physician. In August 2005 Hurricane Katrina devastated much of the area around our two clinics before they were reopened and the storm depleted the area of potential employees, patients, and other resources necessary to successfully operate the clinics. Due to the economic consequences of Hurricane Katrina the Company elected to permanently close both clinics in February 2006.

         The Company has had no source of revenue since closing the clinics, and has determined to seek an operating business to acquire.

         Starting in October, 2005 we attempted to enter the custom home building business in the greater Houston, Texas area through acquiring Gold Leaf Homes, Inc., a Texas homebuilder. Our initial agreement with Gold Leaf was to acquire them through purchasing all of their outstanding stock. This arrangement was subsequently changed to a purchase of their homebuilding assets. Ultimately the transaction was not consummated and the parties agreed to rescission of the transaction.

         BlueStar has subsequently determined the emerging bio-fuel industry offers an opportunity to build shareholder value. On February 27, 2007 the Company entered into a Stock Purchase and Recapitalization Agreement ("Zeon Purchase Agreement") with Zeon Fuel, Inc., a Texas corporation, ("Zeon") pursuant to which Bluestar would acquire all of the outstanding stock of Zeon in exchange for the issuance of 1,000,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Convertible Preferred Stock ("Convertible Stock"). The Bluestar Convertible Stock would be convertible into common stock of Bluestar equivalent to approximately eighty Percent (80%) of the total issued and outstanding common stock of Bluestar on a fully diluted basis, subject to certain equitable adjustments. Zeon is a privately held bio-diesel company based in Texas, purchases bio-diesel fuel from producers, facilitates its blending with traditional petroleum based diesel fuels and distributes the blended product primarily through retail outlets.

Year Ended September 30, 2006 Compared to the Year Ended September 30, 2005

Results of Operations

Introduction
------------

         As a result of closing our two outpatient and physical therapy clinics in May 2005, our financial information for the year ended September 30, 2006 differs significantly from our financial information for the same period one year earlier. Our revenues for the twelve months ended September 30, 2006, were $0, compared to $361,506 for the year ended September 30, 2005. The comparison of these two periods is detailed below.

Revenues, Expenses and Loss from Operations
-------------------------------------------

         Our revenues, general and administrative expenses, value of stock issued for services, interest expense, and net loss for the year ended September 30, 2006, as compared to the period ended September 30, 2005, is as follows:

                                      Year ended       Year ended
                                     September 30,    September 30,   Percentage
                                         2006             2005          Change
                                     -------------    -------------   ----------
Revenues                             $        --      $     361,506       N/A
General and administrative                 303,508        1,201,479       (75%)
Depreciation                                  --              8,260       N/A
Impairment                                 100,000          167,926        40%
Interest expense                           (76,794)         (15,222)      426%
                                     -------------    -------------
Net loss                             $    (480,302)   $  (1,031,381)       53%
                                     =============    =============

Revenues
--------

         Our revenues were zero compared to the prior year's $361,506 due to the closure of the clinics and absence of any other business operations. The prior year included operation of the clinics for five months. As of September 30, 2006 we were continuing our efforts to enter the custom homebuilding business by closing the Gold Leaf transaction we entered into in February, 2006.

General and Administrative Expenses
-----------------------------------

         Our general and administrative expenses were approximately 75% lower this year compared to the previous year due to the closing of the physical therapy clinics in May, 2005, Although we closed the clinics we did have additional costs associated with those operations into the fiscal year ended September 30, 2006 and we will still incur some general and administrative expenses associated with running our corporate office.

Stock issued for services
-------------------------

During the years ended 2006 and 2005, the Company agreed to issue 1,582,359 and 1,156,590 shares, respectively, with a fair value of $248,902 and $510,112, respectively, for various consulting services.

During 2006, the Company has agreed to issue 567,826 shares to compensate Alfred Oglesby for providing consulting services, rent and administrative support in the amount of $66,000, and to issue 550,661 shares to Richard Greenwood for consulting services in the amount of $56,833. Oglesby and Greenwood continue to earn $11,000 and $15,000, respectively, per month under month to month contract services agreements entered into during 2006.

         Depreciation
         ------------

         The Company had no depreciation expense for the year ended September 30, 2006. During the fiscal year ended September 30, 2005 depreciation expense was $8,260 on the physical assets of $30,926 associated with the discontinued physical therapy clinics. As of September 30, 2005 management recognized the expense of abandoning these assets. (See "Impairment" below)

         Impairment
         ----------

         There were no impairment charges taken during the current fiscal year. This impairment in value of $137,000 was recorded in the quarter ended June 30, 2005, and this is the impairment in value indicated for the year ended September 30, 2005. As of September 30, 2005 management recognized a $30,926 expense to eliminate the physical assets of associated with these operations.

         During the year ended September 30, 2006 the Company recognized an impairment of $100,000 related to the receivable due from Gold Leaf Homes.

         Interest Expense
         ----------------

         Interest expense for the period was $76,794; after taking into consideration a charge of $67,331 to recognize the relative value (cost) of the warrants issued in the quarter, the remaining $9,463 interest expense, compared favorably to interest expense of $15,222 for the prior year due to the elimination of certain obligations assumed by Mr. Oglesby.

         Net Loss
         --------

         Our net loss decreased significantly (53%) this year compared to last year because of the decrease in our general and administrative expenses from closing the clinics. We will continue to operate at a significant loss due to having ongoing expenses and no revenues.


Liquidity and Capital Resources

Introduction
------------

         There is substantial doubt about our ability to continue as a going concern. We have not operated profitably in many years, and do not anticipate doing so in the near future. Since closing our clinics in May 2005, we have not had any source of revenue. However, we will continue to seek to raise capital through a variety of sources to fund operations until such time as we acquire assets, an operating business or merge with a business that has revenue generating operations. To date, we have relied primarily on funds provided by our majority stockholder or exchanging common shares for services and anticipate continuing to do so until we have operations again.

         Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2006 and September 30, 2005 are as follows:



                                   September      September       Change
                                    30, 2006       30, 2005
                                  -----------    -----------    -----------

Cash                              $        65    $        38    $        27
Total current assets                       65             38             27
Total assets                               65             38             27
Total current liabilities             415,760        398,014         17,746
Total liabilities                 $   415,760    $   458,120    $   (42,360)




Cash Requirements
-----------------

         Currently, our cash requirements consist primarily of general and administrative expenses maintaining our status as a public company, and certain debt payments that are in default or become due.



Sources and Uses of Cash
------------------------

Operations

         We did not generate revenues this quarter due to the closing of the two physical therapy clinics. We are in negotiations to acquire a business outside the physical therapy industry, and if successful may be able to generate revenues through the operation of that business.

Financing

         During the fiscal year ended September 30, 2006 the Company significantly restructured its debt obligations. Our long term debt reduced by $128,851 primarily through an exchange of 1,000,000 shares of common stock with our majority share holder Alfred Oglesby. We also used additional advances (net increase of $52,768 over our previous year end total) and a $100,000 short term borrowing. Until we can raise additional capital and/or generate revenues from new earning assets to obtain positive cash flow, we anticipate we will continue to take advances from our majority shareholder to fund our operations. As of September 30, 2006, we did not have any specific plan as to how to raise the necessary capital or increase the revenues other than completing the transition into a residential homebuilder through the acquisition Gold Leaf Homes. As of September 30, 2006, our majority stockholder had advanced a total of $238,432;
at September 30, 2006 these advances were non-interest bearing, due on demand with the understanding they will be repaid as cash becomes available.

Debt Instruments, Guarantees, and Related Covenants
---------------------------------------------------

         We have two primary debt obligations shown on the table below. The first obligation is a $100,000 principal amount note that was borrowed to then advance to Gold Leaf Homes. Our principal shareholder, Mr. Alfred Oglesby, has personally guaranteed the note and pledged 600,000 shares of his Bluestar common stock as collateral. The second obligation is the amounts due to Mr. Oglesby for advances from him.



                                                                                                Accrued
                                                          Status as of      Principal at      Interest at
                                                          September 30,     September 30,     September 30,
                                                              2006              2006              2006
                                                          -------------     -------------     -------------

Term loan, principle and interest at 10% per annum
due April 16, 2006                                          In Default         $  100,000        $    7,721

Non-interest bearing demand loan owed to Alfred
Oglesby for advances to fund operating expenses.             Current           $  238,432        $        0

                                                                            -------------     -------------

Total Debt Obligations and Accrued Interest                                    $  338,432        $    7,721

                                                                            =============     =============





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

                                       14

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

         Effective October 1, 2006, the Company will be required to adopt FASB Statement 123R, "Share-Based Payments" ("Statement 123R") using the modified prospective method. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- the requisite service period (usually the vesting period).

         Statement 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the effective date. No option activity occurred during the quarter.

         The Company does not consider any recently issued pronouncements to have a material impact on its financial statements.

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

         ITEM 7 - CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Balance Sheets as of September 30, 2006 and 2005           F-2

Consolidated Statements of Operations for the years ended
September 30, 2006 and 2005                                             F-3

Consolidated Statements of Stockholders Deficit for the years
ended September 30, 2006 and 2005                                       F-4

Consolidated Statement of Cash Flows for the years ended
September 30, 2006 and 2005                                             F-5


Notes to Consolidated Financial Statements                           F-6 - F-17

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no events that are required to be reported under this Item.

         ITEM 8A - CONTROLS AND PROCEDURES

         The Company's president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a)      Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

         (b)      Changes in Internal Controls

         During the period ended September 30, 2006, there has was a change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. The attempted acquisition of Gold Leaf Homes resulted in the replacement of our previous sole director and officer with Mr. Thomas Redmon, the sole shareholder of Gold Leaf Homes. Mr. Redmon's lack of familiarity with the requirements of adequate record keeping and controls caused a failure to maintain adequate financial records or controls over financial reporting processes.



         ITEM 8B - OTHER INFORMATION

         None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth the names and ages of our directors and executive officers as of September 30, 2006, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name                      Age       Position(s)

Thomas Redmon             59        President, Chief Financial Officer,
                                    Secretary, and Director
Alfred Oglesby            39        President, CFO, CAO, Secretary, and
                                    Director

Thomas Redmon was appointed as the Company's sole director and sole officer effective as of February 13, 2006 at what was believed to be the time of our acquisition of Gold Leaf Homes. Mr. Redmon had been the sole shareholder and president of Gold Leaf Homes for the prior five years. His experience was in the design, construction and sale of custom homes.

Alfred Oglesby served as the Company's sole director and officer from June, 2004 until his appointment of Mr. Redmon and resignation in February, 2006. Mr. Oglesby formed Bluestar Physical Therapy, Inc. in March 2003. From 2000 through 2002, Mr. Oglesby was an investor in several private physical therapy clinics in the Southwest. From 1998 through 2000, Mr. Oglesby served as a Director and a Registered Investment Advisor at Oglesby & Londergan, based in Houston, Texas. From 1996 through 1998, Mr. Oglesby served as a Registered Investment Advisor at Waddell & Reed Financial Services, based in Houston, Texas. Mr. Oglesby attended the University of Houston and is a member of the University of Houston's Board of Directors. Mr. Oglesby is also a member of the Board of Directors of the Urban League.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, none of the required parties were delinquent in making their 16(a) filings during the period ended September 30, 2006.

Board Meetings and Committees

         During the fiscal year ended September 30, 2006, the Board of Directors took written action on numerous occasions. The written actions were by unanimous consent.

         The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

Code of Ethics
--------------

         We has not adopted a written code of ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934 and intend to do so in the future.



ITEM 10 - EXECUTIVE COMPENSATION

         The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2006 and 2005. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                                     Summary Compensation Table

                                                                   Change in
                                                                    Pension
                                                    Non-Equity     Value and
                                                    Incentive    Nonqualified
  Name and                        Stock   Option       Plan        Deferred      All Other
 Principal         Salary  Bonus  Awards  Awards   Compensation  Compensation  Compensation   Total
  Position   Year    ($)    ($)     ($)     ($)        ($)            ($)           ($)        ($)
Thomas        2006    -      -       -       -          -              -             -          -
Redmon

Alfred        2006    -      -       -       -          -              -             -          -
Oglesby       2005    -      -       -       -          -              -             -          -
              2004    -      -       -       -          -              -             -          -





                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                      (Individual Grants)


                                                 Percent of
                                 Number of         Total
                                Securities      Options/SARs
                                Underlying       Granted to
                               Options/SARs     Employees In      Exercise or
                                  Granted          Fiscal         Base Price      Expiration
Name                                (#)             Year            ($/Sh)           Date

Thomas Redmon                       N/A              N/A              N/A             N/A

Alfred Oglesby                      N/A              N/A              N/A             N/A


                                                 18



                            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FY-END OPTION/SAR VALUES


                            Shares                    Number of Unexercised         Value of Unexercised
                           Acquired                   Securities Underlying       In-The-Money Option/SARs
                              On        Value         Options/SARs at FY-End             at FY-End
                           Exercise    Realized               (#)                          ($)
Name                         (#)         ($)         Exercisable/Unexercisable    Exercisable/Unexercisable

Thomas Redmon                N/A         N/A                  N/A                          N/A

Alfred Oglesby               N/A         N/A                  N/A                          N/A

Non-Qualified Stock Grant and Option Plans

           On September 29, 2004, our Board of Directors approved the Bluestar
Health, Inc. 2004 Non-Qualified Stock Grant and Option Plan (the "2004 Plan").
The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The Plan allows for the award of stock and options, up to 1,200,000 shares of our common stock. During the year ended September 30, 2006 we issued 43,410 shares of our common stock under the plan. The total value of this stock was $6,512. During the year ended September
30, 2005, we issued a total of 1,156,590 shares of our common stock under the plan to consultants of ours. The total value of this stock was $510,112. All shares authorized under this plan have been expended.

         In August 2003, Bluestar adopted a Stock Option and Grant plan (the
"2003 Plan") for employees, officers, directors and consultants which authorized the issuance of 650,000 shares of common stock. The Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable. During the year ended September 30, 2005, 148,000 shares for consulting services at a value of $106,550. All shares authorized under this plan have been expended.

         As of September 30, 2006, the information for the 2004 Plan and the 2003 Plan combined is as follows:

                                                                                    Number of securities
                                                                                  remaining available for
                                                                                   future issuance under
                             Number of Securities to       Weighted-average        equity compensation
                             be issued upon exercise       exercise price of         plans (excluding
                             of outstanding options,      outstanding options,    securities reflected in
                               warrants and rights        warrants and rights            column (a))
Plan Category                          (a)                        (b)                       (c)

Equity compensation plans
palns approved by
security holders                      - 0 -                       $0                       - 0 -

Equity compensation plans
plans not approved by                 - 0 -                       $0                         0
security holders

Total                                 - 0 -                       $0                         0


                                                    19



Compensation of Directors

       Our director does not receive any compensation for serving as a director.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information with respect to the
Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company during the period ended September 30, 2006; (ii)
each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as
a group. The share data set forth is as of July 31, 2007.
                                                                   Amount and
                                                                    Nature of
                                                                   Beneficial
     Title of Class             Name and Address                    Ownership     Percent of Class (1)
----------------------- ---------------------------------       ---------------   --------------------

Common Stock            Alfred Oglesby (2)                        9,530,000 (3)              68.1%

Common Stock            Thomas Redmon (2)                              --                      --


                        All Officers and Directors as a
                        Group (1 Person)                          9,530,000                  68.1%

   (1) Unless otherwise indicated, based on 14,000,504 shares of common stock outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

   (2)   Unless otherwise indicated, the address of each director is c/o
         Bluestar Health, Inc., 19901 Southwest Freeway, Suite 206, Sugar Land,
         Texas 77479.

   (3) Mr. Oglesby has pledged 3,600,000 shares as security for certain debt obligations.

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

          There are currently warrants outstanding to acquire 1,000,000 shares of our common stock at $0.50 per share. There are no other options, warrants, or other rights to acquire common stock outstanding.

         On February 13, 2006, Bluestar entered into an Asset Purchase Agreement
(the "Purchase Agreement") with Bluestar Acquisition, Inc., a Texas corporation and a wholly-owned subsidiary of Bluestar (the "Bluestar Subsidiary"), Gold Leaf
Homes, Inc., a Texas corporation ("Gold Leaf") and Tom Redmon, the sole shareholder of Gold Leaf ("Redmon"), whereby Bluestar would acquire substantially all of Gold Leaf's assets in exchange for 37,000,000 shares of Bluestar's common stock. Bluestar agreed to increase its authorized common stock from 40,000,000 shares to 100,000,000 shares in order to issue all the common stock required to be issued under this transaction. As of September 30, 2006, this transaction was not completed. No shares had been issued and the number of authorized shares had not been increased. In November, 2006 the company and Gold
Leaf entered into an interim agreement to rescind the February 13, 2006

                                       20

agreement. Had the transaction to acquire Gold Leaf Homes closed, it would have effected a change in control of Bluestar in which Thomas Redmon would become the majority shareholder.

         ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 17, 2005, we entered into a Reorganization and Purchase Agreement with Alfred Oglesby, then our sole director and officer and a controlling shareholder, and Gold Leaf Homes, and Tom Redmon, the sole shareholder of Gold Leaf, whereby (i) we would acquire all of the issued and outstanding common stock of Gold Leaf from Redmon in exchange for 37,000,000 shares of our common stock, (ii) we would sell substantially all of our assets to Blue Cat Holdings, Inc., a corporation owned by Oglesby, as consideration for amounts owed to Oglesby and in exchange for (a) Blue Cat's assumption of Bluestar's liabilities and (b) Blue Cat's indemnification of Bluestar for present and future liabilities related to the purchased assets, (iii) Redmon would purchase 250,000 shares of Bluestar restricted common stock from Oglesby for $300,000, (iv) we would issue a promissory note to Oglesby in the amount of $130,000 as consideration for amounts owed to Oglesby.

         On February 13, 2006, we entered into an Asset Purchase Agreement (the "Purchase Agreement") and Gold Leaf Homes and Tom Redmon, the sole shareholder of Gold Leaf ("Redmon"). This Purchase Agreement replaced the previous Reorganization and Purchase Agreement and provided for our purchase of the homebuilding assets of Gold Leaf instead of the stock of Gold Leaf.

         In connection with the Purchase Agreement, we also entered into a Transitional Agreement Transitional Agreement with Alfred Oglesby, our president and sole director, and Gold Leaf whereby we agreed that for the term of the Transitional Agreement (i) Oglesby will receive a bonus of 3% of the revenues of each company or assets acquired by Bluestar, payable quarterly in either (a) cash or (b) Bluestar's common stock, at Oglesby's discretion; (ii) Bluestar will not issue shares of Bluestar common stock that will be registered on a Form S-8 for a period of 12 months without Oglesby's written consent; (iii) Bluestar will not issue preferred stock or effectuate a reverse stock split without Oglesby's written consent; (iv) Bluestar will increase revenues in 2006 by at least 10% over Gold Leaf's 2005 numbers; (v) Bluestar will complete at least one acquisition of another company in the same or a related industry to Gold Leaf in 2006; and (vi) Bluestar will remove the restrictive legend on any shares of our stock owned by Oglesby or his assigns as soon as possible in compliance with Federal and state securities laws and upon request by Oglesby. These transactions were not consummated and have subsequently been rescinded.

         We entered into a consulting agreement with ALO Investments, LLC, a Texas limited liability company controlled by Alfred Oglesby, under which we will pay ALO a fee of $15,000 per month for the services of Richard M. Greenwood. The monthly fee and expenses are payable in our common stock or in cash.

         ITEM 13 - EXHIBITS

         (a)      Exhibits

3.1  (1)       Restated Articles of Incorporation of Taurus Petroleum, Inc.

3.2  (2)       Articles of Amendment to the Articles of Incorporation of Taurus
               Petroleum, Inc.

3.3  (1)       Bylaws of Taurus Oil Corporation.

10.1 (6)       Promissory Note to Brass Bulls Corp.

10.2 (6)       Warrant to Brass Bulls Corp.

10.3 (3)       Reorganization and Purchase Agreement dated October 15, 2005.

10.4 (4)       Asset Purchase Agreement dated February 13, 2006.

10.5 (4)       Transitional Agreement dated February 13, 2006.

10.6 (4)       Escrow Agreement dated February 13, 2006.

10.7 (4)       Consulting Agreement dated February 13, 2006.

10.8 (4)       Convertible Promissory Note dated February 13, 2006.

10.9 (5) Interim Agreement dated effective as of November 3, 2006 between Bluestar Health, Inc., Gold Leaf Homes, Inc., Tom Redmon and Alfred Oglesby.

10.10 (5)      Stock Purchase and Recapitalization Agreement dated February 27,
               2007.

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

              (2) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Commission on August 25, 2004.
              (3) Incorporated by reference from our Report on Form 8-K filed with the Commission on October 21, 2005.

              (4) Incorporated by reference from our Report on Form 8-K filed with the Commission on February 21, 2006.

              (5) Incorporated by reference from our Report on form 8-K filed with the Commission on March 5, 2007.

              (6) Incporporated by reference from our Report on Form 10-QSB for the period ended March 31, 2006, filed with the Commission on September 5, 2007.

         (b)      Reports on Form 8-K

         We did not file any Current Reports on Form 8-K during the three months ended September 30, 2006.

         ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         During the fiscal years ended September 30, 2006 and 2005, LBB & Associates Ltd;, LLP (formerly Lopez, Blevins, Bork & Associates, LLP) billed us $9,000 and $17,000 respectively; and, during fiscal year ended September, 30, 2005 Malone & Bailey, PLLC, CPA billed us $19,000 in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-KSBs and Form 10-QSBs.

Audit - Related Fees

         During the fiscal years ended September 30, 2006 and 2005, LBB & Associates Ltd;, LLP (formerly Lopez, Blevins, Bork & Associates, LLP) and Malone & Bailey, PLLC, CPA, did not bill us any fees for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

         During the fiscal years ended September 30, 2006 and 2005, LBB & Associates Ltd;, LLP (formerly Lopez, Blevins, Bork & Associates, LLP) Malone & Bailey, PLLC, CPA, did not bill us any fees for professional services for tax planning and preparation.

All Other Fees

         During the fiscal years ended September 30, 2006 and 2005, LBB & Associates Ltd;, LLP (formerly Lopez, Blevins, Bork & Associates, LLP) and Malone & Bailey, PLLC, CPA did not bill us for any other fees.

         Of the fees described above for the fiscal year ended September 30, 2006 and 2005, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Bluestar Health, Inc.,
                                            a Colorado corporation


Date: September 11, 2007                    By:  /s/  Richard M. Greenwood
                                               --------------------------------
                                                      Richard M. Greenwood
                                                      President




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 11, 2007                    By:  /s/  Richard M. Greenwood
                                               --------------------------------
                                                      Richard M. Greenwood
                                                      President,
                                                      Chief Financial Officer,
                                                      Chief Accounting Officer,
                                                      Secretary, and Director

                              BLUESTAR HEALTH, INC.


                     Consolidated Financial Statements as of
                               September 30, 2006
                      And Report of Independent Registered
                             Public Accounting Firm


BLUESTAR HEALTH, INC.

TABLE OF CONTENTS
================================================================================


                                                                        Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets at September 30, 2006 and 2005          F-2

     Consolidated Statements of Operations for the years ended
     September 30, 2006 and 2005                                         F-3

     Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended September 30, 2006 and 2005                     F-4

     Consolidated Statements of Cash Flows for the years ended
     September 30, 2006 and 2005                                         F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-6 - F-17


================================================================================

             Report of Independent Registered Public Accounting Firm


The Board of Directors
Bluestar Health, Inc.


We have audited the accompanying balance sheets of Bluestar Health, Inc. (the "Company") as of September 30, 2006 and 2005, and the related statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluestar Health, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, and the need to raise additional financing in order to execute its 2007 Plan, raises substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 2.) The 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  LBB & ASSOCIATES LTD., LLP
----------------------------------
     LBB & ASSOCIATES LTD., LLP
     Houston, Texas


August 30, 2007



                                    Bluestar Health, Inc.

                                 CONSOLIDATED BALANCE SHEETS
                                 September 30, 2006 and 2005


                                                                    2006           2005
                                                                 -----------    -----------

                              Assets
Current assets:
Cash in bank                                                     $        65    $        38

                                                                 -----------    -----------
Total current assets                                                      65             38

                                                                 -----------    -----------
                           Total Assets                          $        65    $        38
                                                                 ===========    ===========

               Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable                                                 $    67,866    $    84,966
Accrued expenses                                                       9,462         58,639
Short term debt                                                      100,000         47,593
Current maturities of long term debt                                    --           21,152
Advances from related party                                          238,432        185,664

                                                                 -----------    -----------
                     Total Current Liabilities                       415,760        398,014

Long term debt                                                          --           60,106

                                                                 -----------    -----------
                         Total Liabilities                           415,760        458,120
                                                                 -----------    -----------

                       Stockholders' Deficit

Common stock, $.001 par value, 40,000,000 shares
   authorized, 16,582,863 issued and 14,000,504 and
   13,607,094 outstanding at September 30, 2006 and 2005,
   respectively                                                       14,001         13,607
Preferred stock, $.01 par value, 10,000,000 shares authorized,
   0 shares issued and outstanding                                      --             --
Additional paid in capital                                         2,072,828      1,550,533
Accumulated deficit                                               (2,502,524)    (2,022,222)

                                                                 -----------    -----------
                    Total Stockholders' Deficit                     (415,695)      (458,082)
                                                                 -----------    -----------
            Total Liabilities and Stockholders' Deficit          $        65    $        38
                                                                 ===========    ===========



       See accompanying summary of accounting policies and notes to financial statements.

                                            F-2

================================================================================

                            Bluestar Health, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended September 30, 2006 and 2005


                                                     2006              2005
                                                 ------------      ------------
                     Revenues

Revenues                                         $       --        $    361,506

                                                 ------------      ------------
                  Total Revenues                         --             361,506
                                                 ------------      ------------

               Operating Expenses:

General and administrative                            303,508         1,201,479
Impairment                                            100,000           167,926
Depreciation                                             --               8,260

                                                 ------------      ------------
             Total operating expenses                 403,508         1,377,665
                                                 ------------      ------------

Operating loss                                       (403,508)       (1,016,159)

Interest expense                                      (76,794)          (15,222)

                                                 ------------      ------------
                     Net loss                    $   (480,302)     $ (1,031,381)
                                                 ============      ============

Net loss per share:
  Basic & Diluted                                $      (0.03)     $      (0.08)
                                                 ============      ============
Weighted average shares outstanding:
  Basic & Diluted                                  13,897,823        13,311,463
                                                 ============      ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

================================================================================




                                         Bluestar Health, Inc.
                        Consolidated Statement of Stockholders Equity (Deficit)
                                          For the Years Ended
                                      September 30, 2006 and 2005


                                                               Additional
                                Common Stock                     Paid in    Accumulated
                                   Shares         Amount         Capital      Deficit         Total
                                -----------    -----------    -----------   -----------    -----------
Balance, September 30, 2004      12,298,504    $    12,299    $ 1,018,419   $  (990,841)   $    39,877

Stock issued for services         1,156,590          1,156        508,956                      510,112
Stock issued for cash               152,000            152         23,158                       23,310
Net loss                                                                     (1,031,381)    (1,031,381)
                                -----------    -----------    -----------   -----------    -----------

Balance, September 30, 2005      13,607,094         13,607      1,550,533    (2,022,222)      (458,082)

Stock issued for services (1)       393,410            394        248,508                      248,902
Liquidation of debt (1)                                           206,456                      206,456
Debt discount (1)                                                  67,331                       67,331
Net loss                                                                       (480,302)      (480,302)
                                -----------    -----------    -----------   -----------    -----------

Balance, September 30, 2006      14,000,504    $    14,001    $ 2,072,828   $(2,502,524)   $  (415,695)
                                ===========    ===========    ===========   ===========    ===========


(1) - See Note 6 for further description of activity and the existence at September 30, 2006 of shares pending issuance.


            See accompanying summary of accounting policies and notes to financial statements.

                                                 F-4

======================================================================================================




                              Bluestar Health, Inc.

                             STATEMENTS OF CASH FLOW
                 For the Years Ended September 30, 2006 and 2005


                                                                             2006           2005
                                                                          -----------    -----------
                    Cash flows from operating activities:-
Net loss                                                                  $  (480,302)   $(1,031,381)
Adjustments to reconcile net loss to cash used in operating activities:
  Stock issued for services                                                   248,902        510,112
  Impairment                                                                  100,000        167,926
  Non cash interest expense                                                    67,331           --
  Depreciation                                                                   --            8,259
Changes in assets and liabilities from operating activity:
  Accounts receivable                                                            --           83,186
  Accounts payable                                                              5,518         51,079
  Accrued expenses                                                              9,023           --

                                                                          -----------    -----------
Net cash used in operating activities                                         (49,528)      (210,819)
                                                                          -----------    -----------

                    Cash flows from investing activities:
Loan to Gold Leaf                                                            (100,000)          --
                                                                          -----------    -----------
Net cash provided by investing activities                                    (100,000)             0
                                                                          -----------    -----------

                    Cash flows from financing activities:
Advances from related parties                                                  52,768        (12,226)
Proceeds from sale of stock                                                      --           23,310
Proceeds from short term debt                                                 100,000         47,593
Net borrowings (payments) on long term debt                                    (3,213)        (3,809)

                                                                          -----------    -----------
Net cash provided by financing activities                                     149,555         54,868
                                                                          -----------    -----------
                              Net change in cash                                   27       (155,951)
Cash, beginning of year                                                            38        155,989
                                                                          -----------    -----------
Cash, end of year                                                         $        65    $        38
                                                                          ===========    ===========

                     Supplemental cash flow information:
                                                                          -----------    -----------
  Interest paid                                                           $     8,639    $     2,553
                                                                          -----------    -----------
  Taxes paid                                                              $      --      $      --
                                                                          -----------    -----------
                              Non-cash activity:
  Settlement of debt for equity                                           $   206,456    $      --
                                                                          -----------    -----------


            See accompanying summary of accounting policies and notes to financial statements.

                                                  F-5

====================================================================================================


                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business
------------------

Bluestar Health, Inc. (Bluestar) was a healthcare management company with operations in the areas of physical therapy and preventative care which operated through two subsidiaries, Bluestar Physical Therapy, Inc. and PT Centers of Texas, Inc. In May 2005, Bluestar decided to restructure its operations and convert the two existing facilities from physical medicine operations into physical therapy, prevention and wellness operations. During this restructuring, a natural disaster hit the region in August 2005 and the needed capital and resources to complete the restructuring were not available. In October, 2005 the Company determined it was in the shareholders best interest to permanently close the clinics. Our focus was on identifying a new business that would provide the Company the opportunity to generate revenue.

We entered into and agreement to merge with Gold Leaf Homes in November, 2005, which was eventually canceled and replaced by a new asset purchase agreement (the "Purchase Agreement") that would have brought the Company into the residential home building business. That transaction was not completed and an Interim Agreement to rescind the transaction was agreed to in November, 2006. Accordingly, the accompanying consolidated financial statements do not include the historical revenues and expenses associated with the subject assets of the rescinded acquisition transaction with Gold Leaf Homes.

In February of 2007 the Company entered into an agreement to merge with a private corporation, Zeon Fuel, Inc. which is in the business of distribution and blending of biodiesel to among other customers, truck stops in the greater Houston, TX area.

Principles of consolidation
---------------------------

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Goodwill
--------

The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company's reporting units exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company's reporting unit's goodwill with the carrying amount of that goodwill.

Property and Equipment
----------------------

Property and equipment is stated at cost with depreciation calculated using the straight-line method over the estimated useful lives. When assets are retired or otherwise removed from the accounts, any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred, and significant renewals and improvements are capitalized.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Revenue Recognition
-------------------

The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed and determinable and collectibility is reasonably assured. Accordingly, revenues are generally recognized as services are provided to patients.

Stock-Based Compensation
------------------------

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

                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Effective October 1, 2006, the Company will be required to adopt FASB Statement 123R, "Share-Based Payments" ("Statement 123R") using the modified prospective method. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- the requisite service period (usually the vesting period).

Statement 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the effective date.

Allowance for Doubtful Accounts
-------------------------------

Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Income Taxes
------------

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

Advertising
-----------

Advertising costs are charged to expense in the period incurred. The Company did not have advertising costs in the years ended September 30, 2006 and 2005.

Basic Loss Per Share
--------------------

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS No. 157 will have on the Company's financial position, results of operations, and cash flows.

                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS


In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115." This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company's financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

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

Bluestar has incurred losses of $480,302 and $1,031,381 for the years ending September 30, 2006 and 2005, respectively. Bluestar's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at September 30, 2006, Bluestar has no current source of revenue. Without realization of additional capital or acquiring a business with revenue generating operations, it would be unlikely for Bluestar to continue as a going concern.

These factors raise substantial doubt about the ability of Bluestar to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

The majority stockholder, Alfred Oglesby, paid expenses on behalf of Bluestar or advanced Bluestar a total of $238,432 and $185,664 for the years ended September 30, 2006 and 2005, respectively. These advances are non-interest bearing, due on demand, and are to be repaid as cash becomes available.

The Company advanced $100,000 to Gold Leaf Homes in 2006 while the parties were acting under the terms of the Purchase Agreement described in Note 1. Subsequent to the parties' agreement to rescind the transaction, the Company recorded a $100,000 impairment of this obligation.

On July 1, 2006, Bluestar agreed to a consulting agreement with ALO Investments, LLC, a limited liability company owned by Alfred Oglesby and Richard Greenwood, for Richard Greenwood to assist Tom Redmon and Bluestar bring the company current with its SEC filings and develop policies and procedures for the emerging publicly held home building business. The contract called for a monthly fee of $15,000 plus expense reimbursement. The Company has made no payments under this agreement. This agreement has been superseded (see below).

                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS


On November 3, 2006 Bluestar entered into an Interim Agreement with Gold Leaf Homes, Inc., a Texas corporation ("Gold Leaf"), and Tom Redmon ("Redmon"), the sole shareholder of Gold Leaf and the sole director and officer of the Company at the time, and Alfred Oglesby, an individual ("Oglesby"), which acknowledged that the acquisition of substantially all of the assets of Gold Leaf pursuant to the parties February 3, 2006 Asset Purchase Agreement and associated agreements ("Asset Purchase") had not been consummated and agreed to the rescission of the transaction. The parties determined that it was impracticable to consummate the acquisition of Gold Leaf assets.

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

On March 1, 2007 the Company issued two promissory notes to Alfred Oglesby, one for $238,432 in payment for cash advances and Company expenses paid by Mr. Oglesby through April 30, 2006, and one for $300,000 as compensation. The promissory notes bear interest at the rate of 10% commencing March 1, 2007. The $238,432 note is payable in twenty equal quarterly payments of $16,442 commencing December 1, 2007. The $300,000 note is a demand note under which Mr. Oglesby may not make demand for more than $40,000 prior to April 1, 2007, and may make demand for the remaining balance no earlier than 60 days after the closing of the Company's purchase of Zeon, or October 31, 2007, whichever occurs first. Both promissory notes are secured by the grant of a security interest in all of the assets of the Company.

On May 21, 2007 Zeon Fuel, Inc., pursuant to the terms of the parties February 27, 2007 Stock Purchase and Recapitalization Agreement, advanced $91,277 to Bluestar to pay certain accounts payable due ($51,277) and make an initial payment ($40,000) to Alfred Oglesby under the terms of the $300,000 demand note.

On June 30, 2007 the Company entered into a Consulting Agreement with Richard M. Greenwood to replace the previous consulting agreement effective July 1, 2006. The new agreement provides for payment to Mr. Greenwood of $15,000 per month retroactive to July 1, 2006, the same commencement date and compensation rate as the earlier agreement under which no payments were made. The agreement also provides for a success fee of 1,000,000 shares of the common stock of Bluestar to be paid upon the successful completion of a merger or other business combination of the Company with an operating company. The consulting fee to Mr. Greenwood is payable entirely in common stock upon completion of and filing with the SEC all financial reports required to bring the Company current with SEC requirements, and the expense reimbursement may be in either cash or common stock based upon the share price during the period earned.



                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS


On June 30, 2007 Bluestar agreed to an Amended and Restated Consulting and
Indemnity Agreement with Alfred Oglesby to replace the original Consulting
Agreement dated February 13, 2006 and Indemnity Agreement dated October 15,
2005. The restated agreement provides for Oglesby to provide consulting services in a variety of areas and provide office space, telephone, internet and other general office services to the Company from March 1, 2006 through the closing of the Zeon transaction. In addition, effective as of March 31, 2006, the scope of Mr. Oglesby's obligation to assume Bluestar financial obligations and indemnify the Company from all liabilities related to the Company's former physical therapy operations was expanded to include a $70,000 Bluestar debt. Compensation to Mr. Oglesby is a fee of 1,000,000 shares of Bluestar common stock plus
$11,000 per month payable in cash or Bluestar common stock commencing April 1, 2006 and terminating at the end of the month in which the Zeon transaction closes.

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

NOTE 4 - DEBT

Short-term debt consists of the following as of September 30:
                                                                           2006            2005
                                                                       -------------  -------------
$100,000 note payable to Brass Bulls Corp., dated March 17, 2006, secured by assets of a Company shareholder/officer, principal
  and interest at 10% per annum due April 16, 2006. (a)                $     100,000  $        --

$50,000 bank line of credit payable. dated October 2004, secured by Company shareholder/officer, interest at  an average of 13% per
  annum due monthly.  (b)                                                       --           47,593
                                                                       -------------  -------------
                                                                       $     100,000  $      47,593
                                                                       -------------  -------------

Long-term debt consists of the following as of September 30:
                                                                           2006            2005
                                                                       -------------  -------------
$70,000 note payable to third party, collateralized by Company stock
  held by officer. (b)                                                 $        --    $      70,000

Note payable to bank secured by automobile asset of an officer, payments of $605, including interest at 8.5%, due monthly.
(b)                                                                             --           11,258
                                                                       -------------  -------------

                                                F-12

                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS


                                                            --           81,258
Less:  current maturities                                   --          (21,152)
                                                   -------------  -------------
                                                   $        --    $      60,106
                                                   -------------  -------------

(a) The Company issued warrants in connection with this debt. See Note 6.
(b) These obligations have been assumed by Alfred Oglesby under an arrangement in which Mr. Oglesby agreed to assume the liability and indemnify the Company from any liability associated with it in exchange for common stock of the Company. (See Note 3 and Note 9)

NOTE 5 - INCOME TAXES

Bluestar Health, Inc. follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for Federal income tax consists of the following:

                                                       2006           2005
                                                   -------------  -------------
Refund attributable to current operations          $    (163,000) $    (351,000)
Less, change in valuation allowance                      163,000        351,000
                                                   -------------  -------------

Net provision                                      $        --    $        --
                                                   -------------  -------------

The Company's effective tax rate during each year is less than the 34% statutory rate due to the change in the deferred tax valuation allowance.

Significant items comprising our net deferred tax amount are as follows:

                                                       2006           2005
                                                   -------------  -------------
Deferred tax attributable to:

Net operating loss carryover                             851,000        688,000
Less, valuation allowance                               (851,000)      (688,000)
                                                   -------------  -------------

Net deferred tax assets                            $        --    $        --
                                                   -------------  -------------

Bluestar Health has not yet realized income as of the date of this report, and no provision for income taxes has been made. At September 30, 2006, Bluestar Health, Inc. had an unused net operating loss carryover approximating $2,500,000 that is available to offset future taxable income; it expires beginning in 2021.

                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK

Stock issued for services
-------------------------

In August 2003, Bluestar adopted a Stock Option and Grant plan (the "2003 Plan") for employees, officers, directors and consultants which authorized the issuance of 650,000 shares of common stock. The Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, and to make all determinations necessary or advisable. No further shares are authorized for issuance under this plan, and no options are outstanding, as of September 30, 2006.

On September 29, 2004, our Board of Directors approved the Bluestar Health, Inc. 2004 Non-Qualified Stock Grant and Option Plan (the "2004 Plan"). The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The Plan allows for the award of stock and options, up to 1,200,000 shares of our common stock. No further shares are authorized for issuance under this plan, and no options are outstanding, as of September 30, 2006.

During the years ended 2006 and 2005, the Company agreed to issue 1,582,359 and 1,156,590 shares, respectively, with a fair value of $248,902 and $510,112, respectively, for various consulting services. Of these amounts, all 1,156,590 shares issued in 2005 were under the 2004 Plan, and 43,410 shares issued in 2006 were under the 2003 Plan.

During 2006, the Company has agreed to issue 567,826 shares to compensate Alfred Oglesby for providing consulting services, rent and administrative support in the amount of $66,000, and to issue 550,661 shares to Richard Greenwood for consulting services in the amount of $56,833. Oglesby and Greenwood continue to earn $11,000 and $15,000, respectively, per month under month to month contract services agreements entered into during 2006. The obligations to Oglesby and Greenwood will be paid in common stock converted at the market price of the stock at the end of each month that services are provided.

Liquidation of Debt
-------------------

During the year ended September 30, 2006, Bluestar agreed to issue 1,000,000 shares to Alfred Oglesby in exchange for the settlement of Company liabilities totaling $206,456. The settlement of the liabilities occurred in the form of assumption of said liabilities by Mr. Oglesby. Additionally, the Company is indemnified against any future liability that may arise from the Company's discontinued physical therapy business by Mr. Oglesby.

Stock issued for cash
---------------------

During the year ended September 2005, the Company issued 152,000 shares of stock for $23,310. No stock was sold for cash in 2006.

                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Warrants
--------

During 2006, the Company recorded a debt discount, with a corresponding credit to additional paid-in capital, in the amount of $67,331 representing the relative fair value of warrants issued during 2006 in connection with the $100,000 note payable described in Note 4. The warrants have a three-year life expiring March 17, 2009, and an exercise price of $0.50. No warrants have been exercised, and all 1,000,000 warrants issued remain outstanding.

Shares pending issuance
-----------------------

Of the shares authorized for issuance in 2006, 2,582,359 have not yet been issued as of September 30, 2006, including 1,567,826 shares to be issued to Oglesby and 550,661 to be issued to Greenwood for services described above. The fair value of the shares has been recorded to additional paid in capital, and the par value will be reclassified to common stock at the time of issuance.

NOTE 7 - EXIT ACTIVITIES

In May 2005, Bluestar decided to restructure its operations and convert the two existing Mississippi facilities from physical medicine operations into physical therapy, prevention and wellness operations. Substantially all the assets, liabilities, revenues and expenses reflected in the financial statements relate to these facilities. During this restructuring, hurricane Katrina hit the region in August 2005 and the needed capital and resources to complete the restructuring were not available. At the end of the fiscal year the Company had not reopened the facilities. Based on this change in operations, management decided to write off the value of goodwill that had been acquired in the original purchase and write down the value of the physical assets associated with these operations. This impairment in value of $137,000 for goodwill was recorded in the quarter ended June 30, 2005 and of the physical assets from $30,926 to $0 was recognized at the year ended September 30, 2005.

An analysis of exit costs and amounts relating the exit activities are as follows:

                                                         September
                                                         30, 2005
                                                        -----------
Operating expense

General and administrative                              $    58,200
Impairment                                                  167,926
                                                        -----------
Total exit costs recorded                               $   226,126
                                                        -----------

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has office space on a month to month basis. Beginning in April, 2006 this space, office space and other general and administrative support is provided under a consulting agreement the Company has with Mr. Alfred Oglesby. The monthly cost for these items is $11,000.

                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

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

Bluestar, Gold Leaf, Oglesby and Redmon agreed to rescind the February 13, 2006 Asset Purchase and return the parties as closely as possible to the positions they were in prior to entering into the Asset Purchase transaction documents. The parties have affected the material elements of the rescission of the Asset Purchase by this Interim Agreement. Mr. Redmon has appointed Mr. Richard M. Greenwood his successor as sole director and officer of Bluestar and resigned from all of his positions as a director and officer with Bluestar. No Gold Leaf assets were effectively transferred to Bluestar and no Bluestar shares issued to Redmon. All of the past and current operations of Gold Leaf have been transacted through Gold Leaf Homes, Inc., a Texas corporation rather than through Bluestar. The parties continue to work towards the resolution of all remaining issues and anticipate executing definitive agreements to complete this process prior to the Company's transaction with Zeon Fuel, Inc.

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

                              Bluestar Health, Inc.

                          NOTES TO FINANCIAL STATEMENTS

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

On June 30, 2007 the Company entered into a Consulting Agreement with Richard M. Greenwood to replace the previous consulting agreement signed July 1, 2006. The new agreement provides for payment to Mr. Greenwood of $15,000 per month retroactive to July 1, 2006, the commencement date and compensation rate as the earlier agreement under which no payments were made. The consulting fee to Mr. Greenwood is payable entirely in common stock and the expense reimbursement may be in either cash or common stock based upon the share price during the period earned.

On June 30, 2007 Bluestar agreed to an Amended and Restated Consulting and Indemnity Agreement with Alfred Oglesby to replace the original Consulting Agreement dated February 13, 2006 and Indemnity Agreement dated October 15, 2005. The restated agreement provides for Oglesby to provide consulting services in a variety of areas and provide office space, telephone, internet and other general office services to the Company from March 1, 2006 through the closing of the Zeon transaction. In addition, effective as of June 30, 2006, the scope of Mr. Oglesby's obligation to assume Bluestar financial obligations and indemnify the Company from all liabilities related to the Company's former physical therapy operations was expanded to include a $70,000 Bluestar debt. Compensation to Mr. Oglesby is a fee of 1,000,000 shares of Bluestar common stock (See "NOTE 7 - COMMON STOCK") plus $11,000 per month payable in cash or Bluestar common stock commencing March 1, 2006 and terminating at the end of the month in which the Zeon transaction closes.

On June 30, 2007 Bluestar also entered into a consulting agreement with ALO Investments, Inc., a Texas limited liability company ("ALO") owned by Alfred Oglesby and Richard Greenwood. This agreement provides for a fee of $15,000 per month for providing consulting services related to a variety of potential equity and debt related capital transactions. The Company will pay ALO a transaction fee equal to 10% of the net proceeds of any sales of equity, 6-8% of the net proceeds of any term loans and 2-5% of the maximum availability under any line of credit. The Company will receive credit against transaction fees for all previously paid monthly consulting fees. The fees to ALO shall be paid monthly in cash or accrued unless ALO elects to receive payment in the form of Bluestar common stock at a discount of 25% from the market price. The agreement shall be for a term of two years following the closing of the Zeon transaction.

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