Form 10QSB
period 2006-12-31
Bluestar Health, Inc.
filed 2007-09-13
CIK 225926

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

                For the quarterly period ended December 31, 2006

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

                              Bluestar Health, Inc.


                                TABLE OF CONTENTS
                                -----------------


                                     PART I

ITEM 1     Financial Statements                                               3
           --------------------
ITEM 2     Managements Discussion and Analysis                                9
           -----------------------------------
ITEM 3     Controls and Procedures                                           12
           -----------------------

                                     PART II

ITEM 1     Legal Proceedings                                                 13
           -----------------
ITEM 3     Defaults Upon Senior Securities                                   13
           -------------------------------
ITEM 6     Exhibits and Reports on Form 8-K                                  13
           --------------------------------



                                PART I - FINANCIAL INFORMATION


ITEM 1        Financial Statements


                                     Bluestar Health, Inc.
                                  Consolidated Balance Sheets
                                       December 31, 2006


                                                                   December 31,  September 30,
                                                                      2006           2006
                                                                   -----------    -----------
                                                                   (Unaudited)
                              Assets
                          Current assets:
Cash                                                               $        65    $        65
                                                                   -----------    -----------

                       Total current assets                                 65             65

                                                                   -----------    -----------
                           Total Assets                            $        65    $        65
                                                                   ===========    ===========

                            Liabilities
                       Current liabilities:
Accounts payable                                                   $    72,502    $    67,866
Accrued expenses                                                        13,732          9,462
Short term debt                                                        100,000        100,000
Advances from related party                                            238,432        238,432

                                                                   -----------    -----------
                     Total current liabilities                         424,666        415,760

                                                                   -----------    -----------
                         Total Liabilities                             424,666        415,760
                                                                   -----------    -----------

                       Shareholders' Deficit

Common stock, $.001 par value, 40,000,000 shares authorized,
15,673,546 shares issued and 14,000,504 outstanding                     14,001         14,001
Preferred stock, $.01 par value, 10,000,000 shares authorized,
no shares issued and outstanding                                          --             --
Additional paid in capital                                           2,153,148      2,072,828
Accumulated deficit                                                 (2,591,750)    (2,502,524)

                                                                   -----------    -----------
                    Total Shareholders' Deficit                       (424,601)      (415,695)
                                                                   -----------    -----------

            Total Liabilities and Shareholders' Deficit            $        65    $        65
                                                                   ===========    ===========


                        The accompanying notes are an integral part of
                           these consolidated financial statements.

                                              3

                              Bluestar Health, Inc.
                      Consolidated Statements of Operations
       For the Three Months Ended December 31, 2006 and December 31, 2005
                                   (Unaudited)


                                                        Three months ended
                                                  December 31,     December 31,
                          Revenues                    2006             2005
                                                  ------------     ------------

Revenues                                          $       --       $       --

                                                  ------------     ------------
                       Total revenues                     --               --
                                                  ------------     ------------

                    Operating Expenses:

General and administrative                              84,956           41,079

                                                  ------------     ------------
                  Total operating expenses              84,956           41,079
                                                  ------------     ------------

Operating loss                                         (84,956)         (41,079)

Interest expense                                        (4,270)          (3,321)

                                                  ------------     ------------
                          Net loss                $    (89,226)    $    (44,400)
                                                  ============     ============

Net loss per share:
  Basic & Diluted                                 $      (0.01)    $      (0.00)
                                                  ============     ============
Weighted average shares outstanding:
  Basic & Diluted                                   14,000,504       13,709,975
                                                  ============     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                   Bluestar Health, Inc.
                           Consolidated Statements of Cash Flows
                                For the Three Months Ended
                                December 31, 2006 and 2005
                                        (Unaudited)


                                                             December 31,    December 31,
                                                                2006            2005
                                                              --------        --------
                Cash flows from operating activities:

Net loss                                                      $(89,226)       $(44,400)
Adjustments to reconcile net loss to cash used in operating
activities:
  Stock issued for services                                     80,320          21,512
Changes in assets and liabilities from operating activity:
   Accounts payable                                              4,636           2,350
   Accrued expenses                                              4,270            --

                                                              --------        --------
Net cash used in operating activities                             --           (20,538)
                                                              --------        --------

                Cash flows from investing activities:

                                                              --------        --------
Net cash provided by investing activities                         --              --
                                                              --------        --------

                Cash flows from financing activities:
Advances from related parties                                     --            23,778
Net payments on debt                                              --            (3,213)

                                                              --------        --------
Net cash provided by financing activities                         --            20,565
                                                              --------        --------
                          Net change in cash                      --                27
Cash, beginning of year                                             65              38
                                                              --------        --------

Cash, end of year                                             $     65        $     65
                                                              ========        ========

                 Supplemental cash flow information:
                                                              --------        --------

  Interest paid                                               $   --          $  2,132
                                                              --------        --------
  Taxes paid                                                  $   --          $   --
                                                              --------        --------


                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                                            5

                              Bluestar Health, Inc.
                   Notes to Consolidated Financial Statements
                                December 31,2006
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes of Bluestar Health, Inc. ("Bluestar", the "Company", or "we") have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006.

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

Stock-Based Compensation
------------------------

Effective October 1, 2006, the Company adopted FASB Statement 123R, "Share-Based Payments" ("Statement 123R") using the modified prospective method. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- the requisite service period (usually the vesting period).

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

On November 3, 2006 Bluestar entered into an Interim Agreement with Gold Leaf Homes, Inc., a Texas corporation ("Gold Leaf"), and Tom Redmon ("Redmon"), the sole shareholder of Gold Leaf, and Alfred Oglesby, an individual ("Oglesby"), which acknowledged that the acquisition of substantially all of the assets of Gold Leaf pursuant to the parties February 13, 2006 Asset Purchase Agreement and associated agreements ("Asset Purchase") had not been consummated and agreed to the rescission of the transaction. The parties determined that it was impracticable to consummate the acquisition of Gold Leaf assets due to the unavailability of audited financial statements of Gold Leaf, a requirement under the Asset Purchase Agreement.

Bluestar, Gold Leaf, Oglesby and Redmon agreed to rescind the February 13, 2006 Asset Purchase and return the parties as closely as possible to the positions they were in prior to entering into the Asset Purchase transaction documents. The parties have affected material elements of the rescission of the Asset Purchase by this Interim Agreement. Mr. Redmon has appointed Mr. Richard M. Greenwood his successor as sole director and officer of Bluestar and resigned from all of his positions as a director and officer with Bluestar. No Gold Leaf assets were effectively transferred to Bluestar and no Bluestar shares issued to Redmon. All of the past and current operations of Gold Leaf have been transacted through Gold Leaf Homes, Inc., a Texas corporation rather than through Bluestar. The parties continue to work towards the resolution of all remaining issues and anticipate executing definitive agreements to complete this process prior to the Company's transaction with Zeon Fuel, Inc.

NOTE 3 - COMMON STOCK

During the three months ended December 31, 2006 Bluestar agreed to issue 1,710,085 shares of common stock for services including 964,286 valued at $45,000 to Richard M. Greenwood, the Company's sole director and officer, 707,143 valued at $33,000 to Alfred Oglesby, the Company's largest shareholder, and 38,656 shares valued at $2,320 to third parties. These shares have not yet been issued.

NOTE 4 - SUBSEQUENT EVENTS

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

On June 30, 2007 Bluestar agreed to an Amended and Restated Consulting and Indemnity Agreement with Alfred Oglesby to replace the original Consulting Agreement dated February 13, 2006 and Indemnity Agreement dated October 15, 2005. The restated agreement provides for Oglesby to provide consulting services in a variety of areas and provide office space, telephone, internet and other general office services to the Company from March 1, 2006 through the closing of the Zeon transaction. In addition, effective as of December 31,2006, the scope of Mr. Oglesby's obligation to assume Bluestar financial obligations and indemnify the Company from all liabilities related to the Company's former physical therapy operations was expanded to include a $70,000 Bluestar debt. Compensation to Mr. Oglesby is a fee of 1,000,000 shares of Bluestar common stock plus $11,000 per month payable in cash or Bluestar common stock commencing April 1, 2006 and terminating at the end of the month in which the Zeon transaction closes.

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

On September 5, 2007 Bluestar Health entered into a settlement agreement and mutual general releases with Gold Leaf Homes, and Tom Redmon and Alfred Oglesby to rescind which rescinded the attempted acquisition of Gold Leaf assets under the Asset Purchase Agreement and related agreements originally signed February 13, 2006 and settled claims between the parties. Under the terms of the agreement no Gold Leaf assets were transferred to BlueStar and no shares were issued to Gold Leaf Homes or related parties.

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

Overview

Bluestar Health was in the business of owning and operating licensed outpatient physical therapy clinics. The Company closed its clinics in May 2005 and permanently exited that business in October 2005 and determined it would be in the best interest of the shareholders if the company entered the residential home building industry. Subsequently the company did enter into a Reorganization and Purchase Agreement ("Reorganization Agreement") dated October 15, 2005, to acquire all the outstanding common stock of Gold Leaf Homes, Inc., a Houston area residential home builder in exchange for 37,000,000 shares of Bluestar common stock.

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

On November 3, 2006 Bluestar Health signed an Interim Agreement with Tom Redmon and Gold Leaf Homes to rescind the February 13, 2006 Asset Purchase Agreement. While the attempted acquisition of Gold Leaf Homes assets in 2006 was expected to benefit BlueStar, closing the transaction became impracticable and we entered into an agreement to rescind the attempted purchase. The parties continue to work towards the resolution of all remaining issues and anticipate executing definitive agreements to complete the rescission and settlement prior to closing the Company's transaction with Zeon Fuel, Inc.

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

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31,2005

Results of Operations

Introduction
------------

As a result of closing of our physical therapy clinics our financial performance for the three months ended December 31, 2006 differs significantly from our financial performance for the same period one year earlier. For example, we had no revenues for the quarters ended December 31, 2006 and 2005. We do not anticipate any revenue going forward until we acquire a business in a different industry. As noted above, the recent attempted purchase of substantially all of the assets of Gold Leaf Homes, Inc. was not completed and the current financial reports do not reflect any of the operations of Gold Leaf, nor are its operations considered in the forward looking statements in this Quarterly Report unless expressly so stated.

Revenues and Net Loss
---------------------

         Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended December 31, 2006, as compared to the quarters ended December 31, 2005 and December 31, 2005, are as follows:

                                             --------
                                           Quarter ended     Quarter ended
                                             December          December
                                             31,2006           31,2005
                                             --------          --------

         Revenues                            $   --            $   --
         General and administrative            84,956            41,079
         Interest expense                      (4,270)           (3,321)
                                             --------          --------
         Net loss                            $(89,226)         $(44,400)
                                             ========          ========


Revenues
--------

Our revenues were $0 for the quarters ended December 31, 2006 and 2005. Unless we acquire an operating business we will not have any revenues.

General and Administrative Expenses
-----------------------------------

Our general and administrative expenses were $84,956 for the quarter ended December 31, 2006, compared to $41,079 for the same period one year ago. The increase in general and administrative expenses this year compared to last year is due primarily to increased costs for consulting services and rent during 2006.

Non Cash Stock Issued for Services
----------------------------------

During the period ended December 31, 2006 Bluestar committed to issue 1,671,429 in payment of services performed by Greenwood and Oglesby and 38,656 shares related to a previous agreement with a third party related to previous services provided. The total shares of common are pending issuance and have been recorded as an increase to paid-in capital of $80,320.

Interest Expense
----------------

Interest expense for the period were $4,270 compared to interest expense of $3,321 for the same period of the prior year due primarily due to higher interest rates applied during the three month period ending December 31, 2006 than during the same period last year.

Net Loss
--------

Our net loss for the three months ended December 31, 2006 was $89,226, compared to $44,400 for the three months ended December 31, 2005. This increase in our net loss was due to increased costs for consulting services and rent during the three months ended December 31, 2006. We anticipate our adjusted net loss of approximately $85,000 for subsequent three month periods will be fairly indicative until we have acquired another business or incurred costs related to a prospective business transaction.

Liquidity and Capital Resources

Introduction
------------

The Company has not operated profitably for several years, and does not anticipate doing so in the near future. We are seeking to raise capital through a variety of sources to fund operations until such time as we might operate on a positive cash flow basis. To date, we have relied primarily on funds advanced by our majority stockholder or borrowed from others and guaranteed by our majority stockholder, Alfred Oglesby. The agreement to purchase substantially all of the assets of Gold Leaf Homes, Inc. did not close during the period and the Company entered into an agreement to rescind the attempted purchase. The failure of this transaction to close eliminated the potential revenues from this planned acquisition and resulted in the Company incurring various transaction costs.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31,2006 and September, 30, 2005 are as follows:

                                         December     September
                                         31,2006       30, 2006       Change
                                        ==========    ----------    -----------

     Cash                               $       65    $       65    $         0
     Total current assets                       65            65              0
     Total assets                               65            65              0
     Total current liabilities             424,666       415,760          8,906
     Total liabilities                     424,666       415,760          8,906


Cash Requirements
-----------------

The Company's cash requirements consist primarily of general and administrative expenses maintaining our status as a public company, certain debt payments that come due or are in default and anticipated transaction expenses related to acquiring or building an operating business.

Sources and Uses of Cash
------------------------

Operations

The Company had no revenue or ongoing operations as of December 31, 2006. Our recent agreement to acquire substantially all of the assets of Gold Leaf Homes, Inc. did not close and we entered into an agreement to rescind the attempted purchase. As a result the Company incurred various costs associated with the attempted transaction and will not receive any of the anticipated revenues.

Financing

During the Quarter ending December 31, 2006, no funding was received. Expenses for all services acquired were either accrued or will be paid in shares of Company common stock based on individual agreements.

Debt Instruments, Guarantees, and Related Covenants
---------------------------------------------------

We have three primary debt obligations. The first is a $100,000 principal amount note for funds borrowed in March 2006 and then advanced to Gold Leaf Homes. Our principal shareholder, Mr. Alfred Oglesby, has personally guaranteed the note and pledged 600,000 shares of his Bluestar common stock as collateral. This note is in default. The other obligations are two promissory notes due to Mr. Oglesby. (See "NOTE 6 - SUBSEQUENT EVENTS")

Critical Accounting Policies

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

Accounting for Stock-Based Compensation

Effective October 1, 2006, the Company adopted FASB Statement 123R, "Share-Based Payments" ("Statement 123R") using the modified prospective method. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- the requisite service period (usually the vesting period).

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

10.12 (6)      Promissory Note for $300,000 payable to Alfred Oglesby dated
               March 1, 2007.

10.13 (6)      Consulting Agreement dated June 30, 2007 between the Company and
               Richard M. Greenwood.

10.14 (6)      Amended and Restated Consulting and Indemnity Agreement between the Company and Alfred Oglesby, dated June 30, 2007.

10.15 (6)      Consulting Agreement between the Company and ALO Investments,
               LLC, dated June 30, 2007.

10.16 Settlement Agreement and Mutual General Releases between the Company, Gold Leaf Homes, Inc., Tom Redmon and Alfred Oglesby, dated as of August 15, 2007.

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

              (6) Incorporated by reference from our Report on Form 10-QSB for the period ended March 31, 2006, filed with the Commission on September 5, 2007]

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

Dated: September 12, 2007                   Bluestar Health, Inc.


                                            By:  /s/  Richard M. Greenwood
                                               --------------------------------
                                                      Richard M. Greenwood
                                                      President and
                                                      Chief Financial Officer