Form 10QSB
period 2007-03-31
Bluestar Health, Inc.
filed 2007-09-13
CIK 225926

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

                  For the quarterly period ended March 31, 2007

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

                              Bluestar Health, Inc.


                                TABLE OF CONTENTS
                                -----------------


                                     PART I

ITEM 1     Financial Statements                                               3
           --------------------
ITEM 2     Managements Discussion and Analysis                                9
           -----------------------------------
ITEM 3     Controls and Procedures                                           14
           -----------------------

                                     PART II

ITEM 1     Legal Proceedings                                                 14
           -----------------
ITEM 3     Defaults Upon Senior Securities                                   15
           -------------------------------
ITEM 6     Exhibits and Reports on Form 8-K                                  15
           --------------------------------



                                PART I - FINANCIAL INFORMATION

ITEM 1        Financial Statements

                                     Bluestar Health, Inc.
                                  Consolidated Balance Sheets
                                        March 31, 2007


                                                                    March 31,    September 30,
                                                                      2007           2006
                                                                   -----------    -----------
                                                                   (Unaudited)
                              Assets
                          Current assets:
Cash                                                               $        65    $        65

                                                                   -----------    -----------
                       Total current assets                                 65             65

                                                                   -----------    -----------
                           Total assets                            $        65    $        65
                                                                   ===========    ===========

                            Liabilities
                       Current liabilities:
Accounts payable                                                   $    84,136    $    67,866
Accrued expenses                                                        22,657          9,462
Advances from related party                                               --          238,432
Short term debt                                                        400,000        100,000
Current maturities of long term debt                                    49,326           --

                                                                   -----------    -----------
                     Total current liabilities                         556,119        415,760

Long term debt                                                         189,106           --

                                                                   -----------    -----------
                         Total Liabilities                             745,225        415,760
                                                                   -----------    -----------

                       Shareholders' Deficit

Common stock, $.001 par value, 40,000,000 shares authorized,
15,673,546 shares issued and 14,000,504 outstanding                     14,001         14,001
Preferred stock, $.01 par value, 10,000,000 shares authorized,
no shares issued and outstanding                                          --             --
Additional paid in capital                                           2,233,468      2,072,828
Accumulated deficit                                                 (2,992,629)    (2,502,524)

                                                                   -----------    -----------
                    Total Shareholders' Deficit                       (745,160)      (415,695)
                                                                   -----------    -----------

            Total Liabilities and Shareholders' Deficit            $        65    $        65
                                                                   ===========    ===========


                        The accompanying notes are an integral part of
                           these consolidated financial statements.

                                              3



                                        Bluestar Health, Inc.
                                Consolidated Statements of Operations
                                 For the Three and Six Months Ended
                                  March 31, 2007 and March 31, 2006
                                             (Unaudited)


                                           Three months ended               Six months ended
                                         March 31,       March 31,       March 31,       March 31,
                    Revenues               2007            2006            2007            2006
                                       ------------    ------------    ------------    ------------
Revenues                               $       --      $       --      $       --      $       --

                                       ------------    ------------    ------------    ------------
                 Total revenues                --              --              --              --
                                       ------------    ------------    ------------    ------------

              Operating Expenses:

General and administrative                  391,955         125,718         476,911         166,798
Impairment                                     --           100,000            --           100,000

                                       ------------    ------------    ------------    ------------
              Total operating costs         391,955         225,718         476,911         266,798
                                       ------------    ------------    ------------    ------------

Operating loss                             (391,955)       (225,718)       (476,911)       (266,798)
Interest expense                             (8,924)        (68,503)        (13,194)        (71,824)

                                       ------------    ------------    ------------    ------------
                    Net loss           $   (400,879)   $   (294,221)   $   (490,105)   $   (338,622)
                                       ============    ============    ============    ============

Net loss per share:
  Basic & Diluted                      $      (0.03)   $      (0.02)   $      (0.04)   $      (0.02)
                                       ============    ============    ============    ============
Weighted average shares outstanding:
  Basic & Diluted                        14,000,504      13,881,060      14,000,504      13,794,577
                                       ============    ============    ============    ============


                           The accompanying notes are an integral part of
                              these consolidated financial statements.

                                                  4



                                       Bluestar Health, Inc.
                               Consolidated Statements of Cash Flows
                                     For the Six Months Ended
                                      March 31, 2007 and 2006
                                            (Unaudited)


                                                                          March 31,    March 31,
                                                                            2007         2006
                                                                          ---------    ---------
                  Cash flows from operating activities:

Net loss                                                                  $(490,105)   $(338,622)
Adjustments to reconcile net loss to cash used in operating activities:
  Stock issued for services                                                 160,640      115,631
  Impairment                                                                   --        100,000
  Note payable issued for compensation expense                              300,000         --
  Non cash interest expense                                                    --         67,331
Changes to current assets and liabilities:
   Accounts payable                                                          16,270       29,389
   Accrued expenses                                                          13,195          733

                                                                          ---------    ---------
Net cash used in operating activities                                          --        (25,538)
                                                                          ---------    ---------

                  Cash flows from investing activities:
Loan receivable                                                                --       (100,000)
                                                                          ---------    ---------
Net cash provided by investing activities                                      --       (100,000)
                                                                          ---------    ---------

                  Cash flows from financing activities:
Proceeds from related party                                                    --         28,778
Proceeds from short term debt                                                  --        100,000
Net payments on long term debt                                                 --         (3,213)

                                                                          ---------    ---------
Net cash provided by financing activities                                      --        125,565
                                                                          ---------    ---------
                           Net change in cash                                  --             27
Cash, beginning of year                                                          65           38
                                                                          ---------    ---------

Cash, end of year                                                         $      65    $      65
                                                                          =========    =========

                   Supplemental cash flow information:
                                                                          ---------    ---------

  Interest paid                                                           $    --      $   4,493
                                                                          ---------    ---------
  Taxes paid                                                              $    --      $    --
                                                                          ---------    ---------
                           Non-cash activity:

Paid in capital in liquidation of debts                                   $    --      $ 206,456
Notes payable issued for previous advances from related parties           $ 238,432    $    --


                           The accompanying notes are an integral part of
                             these consolidated financial statements.

                                                 5

                              Bluestar Health, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)


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

The accompanying consolidated financial statements do not include the historical revenues and expenses associated with the rescinded acquisition described in
Note 2.

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

NOTE 3 - STOCK PURCHASE AND RECAPITALIZATION AGREEMENT

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

NOTE 4- COMMON STOCK

During the three months ended March 31, 2007 Bluestar agreed to issue 1,130,486 shares of common stock valued at $81,902 for services including shares to Richard M. Greenwood, the Company's sole director and officer and Alfred Oglesby, the Company's largest shareholder. These shares are not yet issued.

NOTE 5 - DEBT

On March 1, 2007 the Company issued two promissory notes to Alfred Oglesby, one for $238,432 which consolidated and replaced all previous notes for cash advances and Company expenses paid by Mr. Oglesby through April 30, 2006, and one for $300,000 as compensation. The promissory notes bear interest at the rate of 10% commencing March 1, 2007. The $238,432 note is payable in twenty equal quarterly payments of $16,442 which begin December 1, 2007. The $300,000 note is a demand note under which Mr. Oglesby may not make demand for more than $40,000 prior to April 1, 2007, and may make demand for the remaining balance no earlier than 60 days after the closing of the Company's purchase of Zeon, or October 31, 2007, whichever occurs first. Both promissory notes are secured by the grant of a security interest in all of the assets of the Company.

NOTE 6 - SUBSEQUENT EVENTS

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

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Results of Operations

Introduction
------------

As a result of closing the physical therapy clinics, we did not have revenue for the three months ending March 31, 2007 and 2006. We do not anticipate any revenue going forward until we acquire a business in a different industry. We have signed a Stock Purchase and Recapitalization Agreement with Zeon Fuel, Inc. Completion of this transaction should result in the Company once again having revenue.

Revenues and Net Loss
---------------------

         Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended March 31, 2007, as compared to the quarters ended March 31, is as follows:

                                            Quarter         Quarter
                                             ended           ended
                                            March 31,       March 31,
                                              2007            2006
                                           ----------      ----------


Revenues                                   $     --        $     --
General and administrative                    391,955         125,718
Bad debt expense                                 --           100,000
Depreciation                                     --              --
Interest expense                                8,924          68,503
                                           ----------      ----------
Net loss                                   $ (400,879)     $ (294,221)
                                           ==========      ==========


Revenues
--------

Our revenues were $0 for the quarters ended March 31, 2007 and 2006 due to the fact we closed the two clinics in May, 2005. Unless we acquire an operating business we will not have any revenues.

General and Administrative Expenses
-----------------------------------

Our general and administrative expenses were $391,955 for the quarter ended March 31, 2007, compared to $125,718 for the same period one year ago. The increase in general and administrative expenses this year compared to last year is due entirely to the recording of $300,000 compensation to Alfred Oglesby during the three months ended March 31, 2007.

Other Significant Expenses
--------------------------

During the comparable three month period last year, the Company recognized an impairment of $100,000 to establish a reserve for the obligation due from Gold Leaf Homes.

Non Cash Stock Issued for Services
----------------------------------

During the three month period ended March 31, 2007 Bluestar committed to issue 1,091,830 shares of common stock for services performed by Greenwood and Oglesby and 38,656 shares related to an agreement with a third party for services previously provided. The shares of common are pending issuance and have been recorded as an increase to paid-in capital of $81,092. (See "NOTE 4 - COMMON STOCK")

For the quarter ended March 31, 2006, we issued 250,000 shares of common stock valued at $40,000 for services and Bluestar agreed to issue 1,000,000 shares to Alfred Oglesby as part of an agreement under which Mr. Oglesby agreed to assume all of the Company's debts and other obligations related to the former physical therapy operations and indemnify the Company from related liabilities. The physical therapy related debt on Bluestar's Balance Sheet at December 31, 2005 totaled $206,456. Bluestar also settled a previous commitment to third parties for consulting services totaling 386,560 shares of common stock valued at $54,117.

Interest Expense
----------------

Interest expense for the current period was $8,924 compared to $68,503 in the comparable period of the prior year. The higher interest expense of the prior year related to a charge of $67,331 to recognize the relative value (cost) of the warrants issued in the quarter ended March 31, 2006.

Net Loss
--------

Our net loss for the three months ended March 31, 2007 was ($400,879), compared to ($294,221) for the three months ended March 31, 2006. This increase in our net loss this year compared to last year is due to $300,000 in compensation paid to Alfred Oglesby during the three months ended March 31, 2007. (See "NOTE 6 - DEBT") We anticipate our adjusted net loss of approximately ($85,000) for the three months ended March 31, 2007 will be fairly indicative of our net loss for future three-month periods if we have not acquired another business or incurred costs related to a prospective business transaction.

Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006

Results of Operations

Introduction
------------

As a result of our exiting the physical therapy clinics, we did not have revenue for the six months ending March 31, 2007 and 2006. We do not anticipate any revenue going forward until we acquire a business in a different industry. We have signed a Stock Purchase and Recapitalization Agreement with Zeon Fuel, Inc. , a recently formed corporation engaged in the bio-fuels business. Completion of this transaction would result in the Company once again having revenue.

Revenues and Net Loss
---------------------

Our revenues, general and administrative expenses, interest expense, and net loss for the six months ended March 31, 2007, as compared to the six months ended March 31, 2006, are as follows:


                                              Six               Six
                                             Months            Months
                                             ended             ended
                                            March 31,         March 31,
                                              2007              2006
                                          ------------      ------------


         Revenues                         $       --        $       --
         General and administrative            476,911           166,798
         Bad debt expense                         --             100,000
         Depreciation                             --                --
         Interest expense                      (13,194)          (71,824)
                                          ------------      ------------
         Net loss                         $   (490,105)     $   (338,622)
                                          ============      ============

Revenues
--------

As noted above, the Company had no revenues for the six month periods ending March 31, 2007 and 2006. Unless we acquire an operating business or assets we will not have any revenues.

General and Administrative Expenses
-----------------------------------

Our general and administrative expenses were $476,911 for the six months ended March 31, 2007, compared to $166,798 during the same period one year ago. The increase in general and administrative expenses this year compared to last year is due to $300,000 in compensation paid to Alfred Oglesby during the three months ended March 31, 2007.

Other Significant Expenses
--------------------------

During the six month period last year, the Company recognized a bad debt expense of $100,000 to establish a reserve for the obligation due from Gold Leaf Homes.

Non Cash Stock Issued for Services
----------------------------------

During the six month period ended March 31, 2007 Bluestar committed to issue 2,763,259 shares of common stock in payment for services performed by Greenwood and Oglesby and 77,312 shares pursuant to an agreement with a third party for services previously provided. The shares of common stock are pending issuance and have been recorded as an increase to paid-in capital of $160,640.

For the six months ended March 31, 2006, we issued 250,000 shares of common stock valued at $40,000 for services and Bluestar agreed to issue 1,000,000 shares to Alfred Oglesby as part of an agreement under which Mr. Oglesby agreed to assume all of the Company's debts and other obligations related to the former physical therapy operations and indemnify the Company from related liabilities. The physical therapy related debt on Bluestar's Balance Sheet at December 31, 2005 totaled $206,456. Bluestar also settled a previous commitment to third parties for consulting services totaling 386,560 shares of common stock valued at $54,117.

Interest Expense
----------------

Interest expense for the period was $13,194 compared to $71,824 in the comparable period of the prior year after a charge of $67,331 to recognize the relative value (cost) of warrants issued in the quarter. Excluding the warrant expense, the current six month period interest cost is higher as interest bearing obligations related to the Company's reorganization increased considerably.

Net Loss
--------

Our net loss for the six months ended March 31, 2007 was ($490,105) compared to ($338,622) for the six months ended March 31, 2006. The increase this year compared to last year is due to $300,000 in compensation paid to Alfred Oglesby during the three months ended March 31, 2007.

Liquidity and Capital Resources

Introduction
------------

The Company has not operated profitably for several years, and does not anticipate doing so in the near future. We are seeking to raise capital through a variety of sources to fund operations until such time as we might operate on a positive cash flow basis. To date, we have relied primarily on funds advanced by our majority stockholder or borrowed from others and guaranteed by our majority stockholder, Alfred Oglesby. The completion of the merger with Zeon Fuel, Inc., will have an unknown impact on our future financial condition.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2007 and September, 30, 2006 are as follows:

                                    March 31,       September
                                      2007          30, 2006         Change
                                   ===========     -----------     -----------

     Cash                          $        65     $        65     $         0
     Total current assets                   65              65               0
     Total assets                           65              65               0
     Total current liabilities         556,119         415,760         140,359
     Total liabilities                 745,225         415,760         329,465


Cash Requirements
-----------------

The Company's cash requirements consist primarily of general and administrative expenses maintaining our status as a public company, certain debt payments that come due or are in default and anticipated transaction expenses related to acquiring or building an operating business.

Sources and Uses of Cash
------------------------

Operations

The Company had no revenue or ongoing operations as of March 31, 2007. The completion of the merger with Zeon Fuel, Inc., will have an unknown impact on our future financial condition.


Financing

During the Quarter ending March 31, 2007, no funding was received. Expenses for services acquired were either accrued or will be paid in shares of Company common stock based on individual agreements.

Debt Instruments, Guarantees, and Related Covenants
---------------------------------------------------

We have three primary debt obligations. The first obligation is a $100,000 principal amount note that was further advanced to the Gold Leaf Homes business operations. Our principal shareholder, Mr. Alfred Oglesby, has personally guaranteed the note and pledged 600,000 shares of his Bluestar common stock as collateral. The other obligation are promissory notes due to Mr. Oglesby.

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



ITEM 3        Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

There were significant changes in the Company's internal controls over financial reporting when Mr. Greenwood became the sole director and officer on November 3, 2006. The Company's internal controls and financial reporting systems were substantially strengthened.

                                     PART II

ITEM 1        Legal Proceedings

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

ITEM 3        Defaults Upon Senior Securities

The Company is in default under substantially all of its debt obligations for which payment was due prior the date of filing this report. (see "Note 6 Debt" and "Managements Discussion and Analysis - Debt Instruments, Guarantees and Related Covenants").

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

10.12 (6)      Promissory Note for $300,000 payable to Alfred Oglesby dated
               March 1, 2007.

10.13 (6)      Consulting Agreement dated June 30, 2007 between the Company and
               Richard M. Greenwood.

10.14 (6)      Amended and Restated Consulting and Indemnity Agreement between the Company and Alfred Oglesby, dated June 30, 2007.

10.15 (6)      Consulting Agreement between the Company and ALO Investments,
               LLC, dated June 30, 2007.

10.16 (7)      Settlement Agreement and Mutual General Releases between the
               Company, Gold Leaf Homes, Inc., Tom Redmon and Alfred Oglesby, dated as of August 15, 2007.

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

              (7) Incorporated by reference from our Report on Form 10-QSB for the period ended December 31, 2006, filed with the Commission on September 13, 2007.



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