Form 10QSB
period 2007-06-30
Bluestar Health, Inc.
filed 2007-09-13
CIK 225926

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

                  For the quarterly period ended June 30, 2007

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

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

                              Bluestar Health, Inc.


                                TABLE OF CONTENTS
                                -----------------


                                     PART I

ITEM 1     Financial Statements                                              3
           --------------------
ITEM 2     Managements Discussion and Analysis                               7
           -----------------------------------
ITEM 3     Controls and Procedures                                          13
           -----------------------

                                     PART II

ITEM 1     Legal Proceedings                                                13
           -----------------
ITEM 3     Defaults Upon Senior Securities                                  14
           -------------------------------
ITEM 5     Other Information                                                14
           -----------------
ITEM 6     Exhibits and Reports on Form 8-K                                 14
           --------------------------------





                             PART I - FINANCIAL INFORMATION

ITEM 1        Financial Statements

                                  Bluestar Health, Inc.
                               Consolidated Balance Sheet
                                      June 30, 2007


                                                              June 30,     September 30,
                                                                2007           2006
                                                             -----------    -----------
                                                             (Unaudited)
                           Assets

                      Current Assets:
Cash                                                         $        65    $        65

                                                             -----------    -----------
                    Total current assets                              65             65
                                                             -----------    -----------

                                                             -----------    -----------
                             Total Assets                    $        65    $        65
                                                             ===========    ===========

                        Liabilities
                    Current liabilities:
Accounts payable                                             $   154,194    $    67,866
Accrued expenses                                                  33,381          9,462
Short term debt                                                  360,000        100,000
Current maturities of long term debt                              49,326           --
Advances from related party                                      238,432

                                                             -----------    -----------
                 Total current liabilities                       596,901        415,760
                                                             -----------    -----------

Long term debt                                                   189,106           --

                                                             -----------    -----------
                     Total Liabilities                           786,007        415,760
                                                             -----------    -----------

                        Shareholders' Deficit
Common stock, $.001 par value, 40,000,000 shares
authorized, 15,673,546 shares issued and 14,000,504
outstanding                                                       14,001         14,001
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued and outstanding                        --             --
Additional paid in capital                                     2,313,788      2,072,828
Accumulated deficit                                           (3,113,731)    (2,502,524)

                                                             -----------    -----------
                Total Shareholders' Deficit                     (785,942)      (415,695)
                                                             -----------    -----------

             Total Liabilities and Shareholders' Deficit     $        65    $        65
                                                             ===========    ===========


                     The accompanying notes are an integral part of
                        these consolidated financial statements.

                                            3



                                           Bluestar Health, Inc.
                                   Consolidated Statements of Operations
                                    For the Three and Nine months Ended
                                       June 30, 2007 and June 30, 2006
                                                (Unaudited)


                                                  Three months ended             Nine months ended
                                               June 30,        June 30,        June 30,        June 30,
                     Revenues                    2007            2006            2007            2006
                                             ------------    ------------    ------------    ------------


Revenues                                     $       --      $       --      $       --      $       --

                                             ------------    ------------    ------------    ------------
                       Total revenues                --              --              --              --
                                             ------------    ------------    ------------    ------------

               Operating Expenses:

General and administrative                        106,366          40,883         583,277         207,680
Bad debt expense                                     --              --              --           100,000

                                             ------------    ------------    ------------    ------------
                  Total operating expenses        106,366          40,883         583,277         307,680
                                             ------------    ------------    ------------    ------------

Operating loss                                   (106,366)        (40,883)       (583,277)       (307,680)

Interest expense                                  (14,736)         (4,185)        (27,930)        (76,010)

                                             ------------    ------------    ------------    ------------

                          Net loss           $   (121,102)   $    (45,068)   $   (611,207)   $   (383,690)
                                             ============    ============    ============    ============

Net loss per share:

  Basic & Diluted                            $      (0.01)   $      (0.00)   $      (0.04)   $      (0.03)
                                             ============    ============    ============    ============
Weighted average shares outstanding:
  Basic & Diluted                              14,000,504      14,000,504      14,000,504      13,863,220
                                             ============    ============    ============    ============


                              The accompanying notes are an integral part of
                                 these consolidated financial statements.

                                                     4



                                       Bluestar Health, Inc.
                               Consolidated Statements of Cash Flows
                                     For the Nine months Ended
                                      June 30, 2007 and 2006
                                            (Unaudited)


                                                                          June 30,     June 30,
                                                                            2007         2006
                                                                          ---------    ---------
                  Cash flows from operating activities:-
Net loss                                                                  $(611,207)   $(383,690)
Adjustments to reconcile net loss to cash used in operating activities:
    Stock issued for services                                               240,960      155,203
    Bad debt expense                                                           --        100,000
   Non cash interest expense                                                   --         67,331
Changes in assets and liabilities from operating activity:
   Accounts payable                                                          86,328        6,710
   Accrued expenses                                                          23,919        4,918

                                                                          ---------    ---------
Net cash provided (used) by operating activities                           (260,000)     (49,528)
                                                                          ---------    ---------

                  Cash flows from investing activities:
Loan receivable                                                                --       (100,000)
                                                                          ---------    ---------
Net cash provided by investing activities                                      --       (100,000)
                                                                          ---------    ---------

                  Cash flows from financing activities:
Proceeds from (payments to) related parties                                (238,432)      52,768
Proceeds from short term debt                                               300,000      100,000
Net borrowings (payments) on debt                                           198,432       (3,213)

                                                                          ---------    ---------
Net cash provided by financing activities                                   260,000      149,555
                                                                          ---------    ---------
                            Net change in cash                                    0           27
Cash, beginning of year                                                          65           38
                                                                          ---------    ---------
Cash, end of year                                                         $      65    $      65
                                                                          =========    =========

                   Supplemental cash flow information:
                                                                          ---------    ---------
  Interest                                                                $  27,930    $  76,010
                                                                          ---------    ---------
  Taxes                                                                   $    --      $    --
                                                                          ---------    ---------
                            Non-cash activity:
  Paid in capital in liquidation of debts                                 $    --        206,456
                                                                          ---------    ---------


                          The accompanying notes are an integral part of
                             these consolidated financial statements.

                                                 5

                              Bluestar Health, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


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

NOTE 3 - COMMON STOCK

During the three months ended June 30, 2007 Bluestar agreed to issue 1,130,486 shares of common stock for services valued at $78,000 including Richard M. Greenwood, the Company's sole director and officer and Alfred Oglesby, the Company's largest shareholder.


NOTE 4 - SUBSEQUENT EVENTS

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

Due to rescinding the acquisition of the clinic from Healthquest, our operations, prior to May 2005, consisted entirely of two physical therapy clinics which we acquired on June 16, 2004. The clinics were located in Jackson, Mississippi and Canton, Mississippi. These two clinics provided post-operative outpatient care and treatment for a variety of orthopedic related disorders and sports-related injuries. In May 2005, we closed the two clinics in order to restructure operations and planned to re-open both in the fall of 2005 or early 2006. However, due to the economic consequences of Hurricane Katrina in February 2006 the Company elected to permanently close both clinics. Due to closing the clinics in May 2005, we did not have any revenues during the three months ended June 30, 2007.

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

On February 27, 2007 Bluestar entered into a Stock Purchase and Recapitalization Agreement with Zeon Fuel, Inc., a Texas corporation, ("Zeon") pursuant to which Bluestar would acquire all of the outstanding stock of Zeon in exchange for the issuance of 1,000,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Convertible Preferred Stock ("Convertible Stock"). The Bluestar Convertible Stock would be convertible into common stock of Bluestar equivalent to approximately eighty percent (80%) of the total issued and outstanding common stock of Bluestar on a fully diluted basis, subject to certain equitable adjustments. Zeon is a newly formed company principally in the business of blending and distributing biodiesel fuel along with other consumer fuels (petrodeisel and gasoline) to truck stops and gas stations in the greater Houston and south central Texas market. We believe the growing desire for energy independence and the related demand for "renewable" fuel sources makes this sector an attractive opportunity to acquire an operating business and generate positive shareholder value.

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

On June 30, 2007 Bluestar also entered into a consulting agreement with ALO Investments, Inc., a Texas limited liability company ("ALO") owned by Alfred Oglesby and Richard Greenwood. This agreement provides for a fee of $15,000 per month for providing consulting services related to a variety of potential equity and debt related capital transactions. The Company will pay ALO a transaction fee equal to 10% of the net proceeds of any sales of equity, 6-8% of the net proceeds of any term loans and 2-5% of the maximum availability under any line of credit. The Company will receive credit against transaction fees for all monthly consulting fees previously paid to ALO. The fees to ALO shall be paid monthly in cash or accrued unless ALO elects to receive payment in the form of Bluestar common stock at a discount of 25% from the market price. The agreement shall be for a term of two years following the closing of the Zeon transaction.

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


Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30,
2006

Results of Operations

Introduction
------------

As a result of our not completing the Gold Leaf Homes transaction and our exiting the physical therapy clinics, we did not have revenue for the three months ending June 30, 2007 and 2006. We do not anticipate any revenue going forward until we acquire a business in a different industry. We have signed a Stock Purchase and Recapitalization Agreement with Zeon Fuel, Inc. completion of this transaction should result in the Company once again having revenue.

Revenues and Net Loss
---------------------

         Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended June 30, 2007, as compared to the quarters ended June 30, 2006 and March 31, 2007, are as follows:


                                                              Quarter
                                 Quarter        Quarter        ended
                                ended June     ended June     March 31,
                                 30, 2007       30, 2006        2007
                                ----------     ----------    ----------

Revenues                        $     --       $     --      $     --
General and administrative         106,366        40,883        391,955
Bad debt expense                      --             --            --
Depreciation                          --             --            --
Interest expense                   (14,736)        (4,185)       (4,438)
                                ==========     ==========    ==========
Net loss                        $ (121,102)    $  (45,068)   $  (96,392)
                                ==========     ==========    ==========


Revenues
--------

Our revenues were zero for the quarters ended June 30, 2007 and 2006 when due to the fact we closed the two clinics in May, 2005. Unless we acquire an operating business or assets we will not have any revenues.

General and Administrative Expenses
-----------------------------------

Our general and administrative expenses were $106,366 for the quarter ended June 30, 2007, compared to $40,883 for the same period one year ago. The increase in general and administrative expenses this year compared to last year is due primarily to expenses associated with bringing the Company back into filing compliance. (See "NOTE 5 - DEBT")


Non Cash Stock Issued for Services
----------------------------------

During the three month period ended June 30, 2007 Bluestar committed to issue 705,555 services performed by Greenwood and Oglesby and 38,656 shares related to a previous agreement with a third party related to previous services provided. The total shares of common are pending issuance and have been recorded as an increase to paid-in capital of $80,320. (See "NOTE 3 - COMMON STOCK")

During the period ended June 30, 2006 Bluestar agreed to issue 38,656 under a previous commitment for consulting services performed by third parties and 247,826 shares under a consulting agreement with Alfred Oglesby, the Company's largest shareholder and former director and officer. The 286,482 shares of common are pending issuance and have been recorded as an increase to paid-in capital of $39,572.

Interest Expense
----------------

Interest expense for the current period was $14,736; compared to $4,185 in the quarter ended June 30, 2006. The increase in interest expense reflects the higher level of interest baring obligations during the current period compared to the same period a year ago.

Net Loss

Our net loss for the three months ended June 30, 2007 was ($121,102), compared to ($45,068) for the three months ended June 30, 2006. This increase in our net loss was due primarily to the increased expenses associated with bringing the Company back into filing compliance. (See "NOTE 5 - DEBT") We anticipate our adjusted net loss of approximately ($90,000) for the three months ended June 30, 2007 will be fairly indicative of our net loss for future three-month periods and if we have not acquired another business or assets or incurred costs related to a prospective business transaction.

Nine months Ended June 30, 2007 Compared to the Nine months Ended June 30, 2006

Results of Operations

Introduction
------------

As a result of our not completing the Gold Leaf Homes transaction and exiting the physical therapy clinics, we did not have revenue for the nine months ending June 30, 2007 and 2006. We do not anticipate any revenue going forward until we acquire a business in a different industry. We have signed a Stock Purchase and Recapitalization Agreement with Zeon Fuel, Inc. completion of this transaction should result in the Company once again having revenue.

Revenues and Net Loss
---------------------

Our revenues, general and administrative expenses, interest expense, and net loss for the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, are as follows:


                                                Nine            Nine
                                               months          months
                                             ended June      ended June
                                              30, 2007        30, 2006
                                             ----------      ----------

         Revenues                            $     --        $     --
         General and administrative             583,277         207,680
         Bad debt expense                          --           100,000
         Depreciation                              --              --
         Interest expense                       (27,930)        (76,010)
                                             ----------      ----------
         Net loss                            $ (611,207)     $ (338,690)
                                             ==========      ==========

Revenues
--------

As noted above, the Company had no revenues for the nine month periods ending June 30, 2007 and 2006. Unless we acquire an operating business or assets we will not have any revenues.

General and Administrative Expenses
-----------------------------------

Our general and administrative expenses were $583,277 for the nine months ended June 30, 2007, compared to $207,658 during the same period one year ago. The increase in general and administrative expenses this year compared to last year is due primarily to the recording of $300,000 compensation accrued to Alfred Oglesby and increased expenses associated with bringing the Company back into filing compliance during the nine months ended June 30, 2007. (See "NOTE 5 - DEBT")

Other Significant Expenses
--------------------------

During the nine month period last year, the Company recognized a bad debt expense of $100,000 to establish a reserve for the note due from Gold Leaf Homes.

Non Cash Stock Issued for Services
----------------------------------

During the nine month period ended June 30, 2007 Bluestar committed to issue 3,468,814 services performed by Greenwood and Oglesby and 115,968 shares related to a previous agreement with a third party related to previous services provided. The total shares of common are pending issuance and have been recorded as an increase to paid-in capital of $243,277. (See "NOTE 3 - COMMON STOCK")

For the nine months ended June 30, 2006, Bluestar issued 393,410 shares of common stock under the 2004 Plan for both staff costs and consulting services at a value of $61,513, of which no shares were issued in the three months ended June 30, 2006. All of the 1,200,000 shares originally authorized for issuance under the 2004 Plan have been issued and the 2004 Plan is no longer being utilized. During the nine months ended June 30, 2006, we also issued or made commitments to issue shares of common stock valued at $93,690 for services and the Company issued shares that relieved Bluestar of $206,456 in liabilities for a total value recorded in paid-in capital of the Company of $300,146

Interest Expense
----------------

Interest expense for the period was $27,930 compared to $76,010 after a charge of $67,331 to recognize the relative value (cost) of the warrants issued in the quarter. The adjusted nine month period comparison is higher as interest bearing obligations related to the Company's reorganization over the most recent nine month period increased considerably.

Net Loss
--------

Our net loss for the nine months ended June 30, 2007 was ($611,207) compared to ($383,690) for the nine months ended June 30, 2006. The increase this year compared to last year is due primarily to the recording of $300,000 compensation accrued to Alfred Oglesby during the nine months ended June 30, 2007. (See "NOTE 5 - DEBT")

Liquidity and Capital Resources

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

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2007 and September, 30, 2006 are as follows:

                                     June 30,       September
                                       2007         30, 2006        Change
                                    ----------     ----------     ----------
     Cash                           $       65     $       65     $        0
     Total current assets                   65             65              0
     Total assets                           65             65              0
     Total current liabilities         596,901        415,760        181,106
     Total liabilities              $  786,007     $  415,760     $  370,247


Cash Requirements
-----------------

The Company's cash requirements consist primarily of general and administrative expenses maintaining our status as a public company, certain debt payments that come due or are in default and anticipated transaction expenses related to acquiring or building an operating business.

Sources and Uses of Cash
------------------------

Operations

The Company had no revenue or ongoing operations as of June 30, 2007. The completion of the merger with Zeon Fuel, Inc., will have an unknown impact on our future financial condition.
See "NOTE 6 - SUBSEQUENT EVENTS")

Financing

During the Quarter ending June 30, 2006, no funding was received. All services provided were either accrued or will be paid in shares of Company common stock based on individual agreements.

Debt Instruments, Guarantees, and Related Covenants
---------------------------------------------------

We have two primary debt obligations. The first obligation is a $100,000 principal amount note that was further advanced to the Gold Leaf Homes business operations. Our principal shareholder, Mr. Alfred Oglesby, has personally guaranteed the note and pledged 600,000 shares of his Bluestar common stock as collateral. The second obligation is due to Mr. Oglesby. (See "NOTE 5 - DEBT")

Critical Accounting Policies

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



Dated: September 13, 2007                   Bluestar Health, Inc.


                                            By:  /s/  Richard M. Greenwood
                                               --------------------------------
                                                      Richard M. Greenwood
                                                      President and
                                                      Chief Financial Officer