Form 10QSB/A
period 2007-06-30
Bluestar Health, Inc.
filed 2007-09-14
CIK 225926

================================================================================
--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

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

                                Explanatory Note

The Company inadvertently filed a previously superseded draft of the previously filed Form 10-QSB for 06-30-07. As such this Amendment No. 1 is the current version.

                              Bluestar Health, Inc.


                                TABLE OF CONTENTS
                                -----------------


                                     PART I

ITEM 1     Financial Statements                                              3
           --------------------
ITEM 2     Managements Discussion and Analysis                               8
           -----------------------------------
ITEM 3     Controls and Procedures                                          14
           -----------------------

                                     PART II

ITEM 1     Legal Proceedings                                                14
           -----------------
ITEM 3     Defaults Upon Senior Securities                                  15
           -------------------------------
ITEM 5     Other Information                                                15
           -----------------
ITEM 6     Exhibits and Reports on Form 8-K                                 15
           --------------------------------



                             PART I - FINANCIAL INFORMATION

ITEM 1        Financial Statements

                                  Bluestar Health, Inc.
                               Consolidated Balance Sheets
                                      June 30, 2007


                                                               June 30,    September 30,
                                                                2007           2006
                                                             -----------    -----------
                                                             (Unaudited)
                           Assets

                      Current Assets:
Cash                                                         $        65    $        65
                                                             -----------    -----------

                    Total current assets                              65             65

                                                             -----------    -----------
                             Total Assets                    $        65    $        65
                                                             ===========    ===========

                        Liabilities
                    Current liabilities:
Accounts payable                                             $    62,917    $    67,866
Accrued expenses                                                  33,381          9,462
Advances from Zeon                                                91,277           --
Short term debt                                                  360,000        100,000
Current maturities of long term debt                              49,326           --
Advances from related party                                         --          238,432

                                                             -----------    -----------
                 Total current liabilities                       596,901        415,760
                                                             -----------    -----------

Long term debt                                                   189,106           --

                                                             -----------    -----------
                     Total Liabilities                           786,007        415,760
                                                             -----------    -----------

                        Shareholders' Deficit
Common stock, $.001 par value, 40,000,000 shares
authorized, 15,673,546 shares issued and 14,000,504
outstanding                                                       14,001         14,001
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued and outstanding                        --             --
Additional paid in capital                                     2,313,788      2,072,828
Accumulated deficit                                           (3,113,731)    (2,502,524)

                                                             -----------    -----------
                Total Shareholders' Deficit                     (785,942)      (415,695)
                                                             -----------    -----------

             Total Liabilities and Shareholders' Deficit     $        65    $        65
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

                                            3



                                           Bluestar Health, Inc.
                                   Consolidated Statements of Operations
                                    For the Three and Nine months Ended
                                      June 30, 2007 and June 30, 2006
                                                (Unaudited)


                                                 Three months ended              Nine months ended
                                               June 30,        June 30,        June 30,        June 30,
                     Revenues                    2007            2006            2007            2006
                                             ------------    ------------    ------------    ------------


Revenues                                     $       --      $       --      $       --      $       --

                                             ------------    ------------    ------------    ------------
                       Total revenues                --              --              --              --
                                             ------------    ------------    ------------    ------------

               Operating Expenses:

General and administrative                        106,366          40,883         583,277         207,680
Impairment                                           --              --              --           100,000

                                             ------------    ------------    ------------    ------------
                  Total operating expenses        106,366          40,883         583,277         307,680
                                             ------------    ------------    ------------    ------------

Operating loss                                   (106,366)        (40,883)       (583,277)       (307,680)

Interest expense                                  (14,736)         (4,185)        (27,930)        (76,010)

                                             ------------    ------------    ------------    ------------

                          Net loss           $   (121,102)   $    (45,068)   $   (611,207)   $   (383,690)
                                             ============    ============    ============    ============

Net loss per share:

  Basic & Diluted                            $      (0.01)   $      (0.00)   $      (0.04)   $      (0.03)
                                             ============    ============    ============    ============
Weighted average shares outstanding:
  Basic & Diluted                              14,000,504      14,000,504      14,000,504      13,863,220
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

                                                     4



                                       Bluestar Health, Inc.
                               Consolidated Statements of Cash Flows
                                     For the Nine months Ended
                                      June 30, 2007 and 2006
                                            (Unaudited)


                                                                           June 30,     June 30,
                                                                             2007        2006
                                                                          ---------    ---------
                  Cash flows from operating activities:-
Net loss                                                                  $(611,207)   $(383,690)
Adjustments to reconcile net loss to cash used in operating activities:
   Stock issued for services                                                240,960      155,203
   Impairment                                                                  --        100,000
   Note payable issued for compensation expense                             300,000         --
   Non cash interest expense                                                   --         67,331
Changes in assets and liabilities from operating activity:
   Accounts payable                                                          (4,949)       6,710
   Accrued expenses                                                          23,919        4,918

                                                                          ---------    ---------
Net cash used by operating activities                                       (51,277)     (49,528)
                                                                          ---------    ---------

                  Cash flows from investing activities:
Loan receivable                                                                --       (100,000)
                                                                          ---------    ---------
Net cash provided by investing activities                                      --       (100,000)
                                                                          ---------    ---------

                  Cash flows from financing activities:
Proceeds from related parties                                                  --         52,768
Proceeds from short term debt                                                  --        100,000
Proceeds from advances from Zeon                                             91,277         --
Net payments on debt                                                           --         (3,213)
Payments on long-term debt                                                  (40,000)        --

                                                                          ---------    ---------
Net cash provided by financing activities                                    51,277      149,555
                                                                          ---------    ---------
                            Net change in cash                                 --             27
Cash, beginning of year                                                          65           38
                                                                          ---------    ---------
Cash, end of year                                                         $      65    $      65
                                                                          =========    =========

                   Supplemental cash flow information:
                                                                          ---------    ---------
  Interest paid                                                           $    --      $  76,010
                                                                          ---------    ---------
  Taxes paid                                                              $    --      $    --
                                                                          ---------    ---------
                            Non-cash activity:
  Paid in capital in liquidation of debts                                 $    --      $ 206,456
  Note payable issued for previous advances from related party            $ 238,432    $    --



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

NOTE 3 - RELATED PARTY TRANSACTIONS

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

NOTE 4 - COMMON STOCK

During the three months ended June 30, 2007 Bluestar agreed to issue 744,211 shares of common stock for services valued at $80,320 including Richard M. Greenwood, the Company's sole director and officer and Alfred Oglesby, the Company's largest shareholder. These shares are not yet issued.

NOTE 5 - SUBSEQUENT EVENTS

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

Revenues and Net Loss
---------------------

         Our revenues, general and administrative expenses, interest expense, and net loss for the quarter ended June 30, 2007, as compared to the quarters ended June 30, 2006, are as follows:

                                              Quarter         Quarter
                                             ended June      ended June
                                              30, 2007        30, 2006
                                             ----------      ----------

Revenues                                     $     --        $     --
General and administrative                      106,366          40,883
Bad debt expense                                   --              --
Depreciation                                       --              --
Interest expense                                (14,736)         (4,185)
                                             ----------      ----------
Net loss                                     $ (121,102)     $  (45,068)
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


Non Cash Stock Issued for Services
----------------------------------

During the three month period ended June 30, 2007 Bluestar committed to issue 1,130,486 services performed by Greenwood and Oglesby and 38,656 shares related to a previous agreement with a third party related to previous services provided. The total shares of common are pending issuance and have been recorded as an increase to paid-in capital of $80,320.

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

Net Loss
--------

Our net loss for the three months ended June 30, 2007 was ($121,102), compared to $45,068 for the three months ended June 30, 2006. This increase in our net loss was due primarily to the increased expenses associated with bringing the Company back into filing compliance. We anticipate our adjusted net loss of approximately $90,000 for the three months ended June 30, 2007 will be fairly indicative of our net loss for future three-month periods and if we have not acquired another business or assets or incurred costs related to a prospective business transaction.

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

Revenues and Net Loss

Our revenues, general and administrative expenses, interest expense, and net loss for the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, are as follows:

                                                     Nine               Nine
                                                    months             months
                                                  ended June          ended June
                                                   30, 2007            30, 2006
                                                   ---------          ---------

         Revenues                                  $    --            $    --
         General and administrative                  583,277            207,680
         Bad debt expense                                               100,000
         Depreciation                                   --                 --
         Interest expense                            (27,930)           (76,010)
                                                   ---------          ---------
         Net loss                                  $(611,207)         $(383,690)
                                                   =========          =========


Revenues
--------

As noted above, the Compnay had no revenues for the nine month periods ending June 30, 2007 and 2006. Unless we acquire an operating business or assets we will not have any revenues.

General and Administrative Expenses
-----------------------------------

Our general and administrative expenses were $583,277 for the nine months ended June 30, 2007, compared to $207,680 during the same period one year ago. The increase in general and administrative expenses this year compared to last year is due primarily to the recording of $300,000 compensation accrued to Alfred Oglesby and increased expenses associated with bringing the Company back into filing compliance during the nine months ended June 30, 2007.

Other Significant Expenses
--------------------------

During the nine month period last year, the Company recognized a bad debt expense of $100,000 to establish a reserve for the note due from Gold Leaf Homes.

Non Cash Stock Issued for Services
----------------------------------

During the nine month period ended June 30, 2007 Bluestar committed to issue 3,468,814 shares of common stock for services performed by Greenwood and Oglesby and 115,968 shares related to a previous agreement with a third party related to previous services provided. The total shares of common are pending issuance and have been recorded as an increase to paid-in capital of $240,960.

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

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2007 and September, 30, 2006 are as follows:

                                    June 30,      September
                                      2007         30, 2006        Change
                                   ----------     ----------     ----------
     Cash                          $       65     $       65     $        0
     Total current assets                  65             65              0
     Total assets                          65             65              0
     Total current liabilities        596,901        415,760         181,141
     Total liabilities             $  786,007     $  415,760     $   370,247


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

Financing

During the Quarter ending June 30, 2007, no funding was received. All services provided were either accrued or will be paid in shares of Company common stock based on individual agreements.

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



Dated: September 13, 2007                   Bluestar Health, Inc.


                                            By:  /s/  Richard M. Greenwood
                                            -----------------------------------
                                                      Richard M. Greenwood
                                                      President and
                                                      Chief Financial Officer